Form 10-Q
period 1996-03-31
AG ASSOCIATES INC
filed 1996-05-13
CIK 942124

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                         _______________

                            FORM 10-Q
   (Mark One)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended March 31, 1996

                               or

     [   ] Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934.

           For the transition period from ______to ______

                 Commission file number: 0-25862


                       AG ASSOCIATES, INC.
     (Exact name of registrant as specified in its charter)


               California                    94-2776181
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)     Identification No.)

       4425 Fortran Drive, San Jose, California 95134-2300
      (Address of principal executive offices and zip code)

         Registrant's telephone number:  (408) 935-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X   No ___

The  number  of  shares  outstanding of the  Registrant's  Common
Stock, no par value, was 5,885,508 at April 30, 1996.

This document consists of 15 pages, of which this is page number 1. The index to exhibits is located at page 13.

INDEX

              DESCRIPTION                                      PAGE NUMBER

Part I:   Financial Information

Item 1:  Financial Statements

       Condensed Consolidated Statements of
        Income for the Three and Six Month
        Periods Ended March 31, 1996 and 1995                       3
       Condensed Consolidated Balance Sheets
        as of March 31, 1996 and September
        30, 1995                                                    4
       Condensed Consolidated Statements of
        Cash Flows for the Six Month
        Periods Ended March 31, 1996 and 1995                       5
       Notes to Condensed Consolidated Financial
        Statements                                                  6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7

Part II:  Other Information

Item 1:  Legal Proceedings                                         12

Item 2:  Changes in Securities                                     12

Item 3:  Defaults Upon Senior Securities                           12

Item 4:  Submission of Matters to a Vote of Security Holders       12

Item 5:  Other Information                                         13

Item 6:  Exhibits and Reports on Form 8-K                          13

Signature                                                          14





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AG ASSOCIATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                      Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                         1996      1995        1996      1995

Net sales                             $23,200   $13,937     $45,060   $26,214
Cost of sales                          11,971     7,636      23,376    14,488
                                      --------  --------    --------  --------
  Gross profit                         11,229     6,301      21,684    11,726

Operating expenses:
  Research and development              4,378     1,915       7,753     3,537
  Selling, general and administrative   2,981     2,350       5,876     4,551
                                      --------  --------    --------  --------
Total operating expenses                7,359     4,265      13,629     8,088
                                      --------  --------    --------  --------
Income from operations                  3,870     2,036       8,055     3,638
  Interest income (expense), net          167      (184)        380      (265)
  Other income, net                        15         6          32         6
  Equity interest in loss of
  unconsolidated subsidiary              (277)       --        (652)       --
                                      --------  --------    --------  --------
Income before income taxes              3,775     1,858       7,815     3,379
Provision for income taxes              1,548        97       3,204       171
                                      --------  --------    --------  --------
Net income                            $ 2,227   $ 1,761     $ 4,611   $ 3,208
                                      ========  ========    ========  ========

Net income per share                  $  0.37   $  0.47     $  0.75   $  0.85
                                      ========  ========    ========  ========
Shares used in per share computation    6,081     3,814       6,169     3,808
                                      ========  ========    ========  ========

See Notes to Condensed Consolidated Financial Statements.



AG ASSOCIATES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  March 31,  September 30,
                                                       1996        1995
                                                (unaudited)       (note)
Assets

Current assets:
  Cash and equivalents                              $ 7,242      $ 8,258
  Short-term investments                              7,874       10,600
  Accounts receivable, net                           14,292       13,508
  Inventories                                        12,514        8,394
  Deferred tax assets                                 4,336        3,665
  Prepaid expenses and other current assets             375          556
                                                    --------     --------
    Total current assets                             46,633       44,981

Property and equipment, net                           7,529        3,453
Deferred tax assets                                     239          239
Other assets                                             --          152
                                                    --------     --------
    Total assets                                    $54,401      $48,825
                                                    ========     ========
Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                  $ 6,630      $ 7,041
  Accrued liabilities                                 4,822        4,519
  Warranty reserve                                    3,196        2,651
  Current portion of long-term obligations              297          321
  Income taxes payable                                1,217          650
  Customer advances and deferred revenue                908        1,150
                                                    --------     --------
    Total current liabilities                        17,070       16,332

Long-term obligations                                    65          193

Shareholders' equity
  Common stock                                       35,361       35,135
  Notes receivable from shareholders                     --          (92)
  Deferred stock compensation                           (44)         (81)
  Retained earnings (Accumulated deficit)             1,949       (2,662)
                                                    --------     --------
    Total shareholders' equity                       37,266       32,300
                                                    --------     --------
     Total liabilities and shareholders' equity     $54,401      $48,825
                                                    ========     ========

(note)  Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.



AG ASSOCIATES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands - unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                            1996       1995
Cash flows from operating activities
  Net income                                            $  4,611   $  3,208
  Reconciliation of net income to net cash
    provided by operating activities:
    Interest accrued on convertible
      subordinated debentures                                 --         29
    Depreciation and amortization                            905        472
    Equity interest in loss of unconsolidated
      subsidiary                                             652         --
    Deferred stock compensation                               37         17
    Deferred income taxes                                   (671)        --
    Changes in assets and liabilities:
      Accounts receivable                                   (784)    (3,873)
      Inventories                                         (4,120)    (1,176)
      Prepaid expenses and other current assets              181        112
      Accounts payable                                      (411)       800
      Accrued liabilities                                    848        998
      Customer advances and deferred revenues               (242)        --
      Income taxes payable                                   567       (209)
                                                         --------   --------
        Net cash provided by operating activities          1,573        378

Cash flows from investing activities:
  Purchases of short-term investments                    (23,819)        --
  Sales/maturities of short-term investments              26,545         --
  Capital expenditures                                    (4,981)      (739)
  Investment in unconsolidated subsidiary                   (500)        --
  Other assets                                                --       (527)
                                                         --------   --------
        Net cash used for investing activities            (2,755)    (1,266)

Cash flows from financing activities:
  Net increase in short-term borrowings                       --      1,203
  Net increase in long-term debt                              --          2
  Reductions in obligations under capital leases            (152)      (154)
  Proceeds from repayment of shareholder notes                92         --
  Proceeds from issuance of common stock                     226        117
  Preferred stock dividend                                    --         (2)
                                                         --------   --------
        Net cash provided by financing activities            166      1,166
                                                         --------   --------
Net (decrease) increase in cash and equivalents           (1,016)       278

Cash and cash equivalents at beginning of period           8,258      1,598
                                                         --------   --------
Cash and cash equivalents at end of period               $ 7,242    $ 1,876
                                                         ========   ========
Supplemental schedule of noncash financing activities:
  Assets acquired under capital leases                        --    $   280
                                                         ========   ========
  Issuance of notes receivable for common stock               --    $    92
                                                         ========   ========
  Conversion of minority equity interest                      --    $ 1,979
                                                         ========   ========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                             $    35    $   234
                                                         ========   ========
    Income taxes                                         $ 3,308    $   510
                                                         ========   ========

See Notes to Condensed Consolidated Financial Statements.




AG ASSOCIATES, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 1996
(Unaudited)

NOTE 1 - Basis of Presentation

The financial statements have been prepared by AG Associates, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all normal recurring adjustments which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for all interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire year. The information included in this report should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.


NOTE 2 - Per Share Information

Net income per share information for the periods presented is computed using the weighted average number of common and dilutive common-equivalent shares attributable to stock options outstanding.


NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                            (IN THOUSANDS)
                                       March 31,   September 30,
                                         1996          1995
          Raw materials                $10,245      $ 3,819
          Work-in-progress               2,269        4,575
                                       --------     --------
          Total                        $12,514      $ 8,394
                                       ========     ========


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1995 contained in the Company's 1995 Annual Report on Form 10-K.

The Company's Common Stock price may be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's Common Stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. In general, the Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's Common Stock price at any time.

Except for the historical information contained herein, the matters discussed in this 10-Q are forward-looking statements that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed below and from time to time in the Company's other SEC reports. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS THAT MAY AFFECT FUTURE RESULTS

AG Associates, Inc. operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pricing pressures, availability and cost of component parts and materials from the Company's suppliers, the adequate forecasting of the mix of product demand due to production lead times and capacity constraints, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development expenses associated with new product introductions, the timing and level of development costs, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the cyclical nature of the semiconductor industry and economic conditions generally or in various geographic areas. The Company's ability to compete also depends upon the Company's ability to develop new product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. In addition, because of the relatively high selling prices of the Company's products, a significant portion of the Company's net sales in any given period is often derived from the sale of a relatively small number of units, and a change, even though minor, in the number of units sold during a quarter can result in a large fluctuation in net sales for that quarter.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                       Three Months Ended     Six Months Ended
                                            March 31,              March 31,
                                          1996      1995        1996     1995

Net sales                                 100%      100%        100%     100%
Cost of sales                              52        55          52       55
                                         -----     -----       -----    -----
     Gross profit                          48        45          48       45
Operating expenses:
     Research and development              18        14          17       14
     Selling, general and administrative   13        17          13       17
                                         -----     -----       -----    -----
Total operating costs                      31        31          30       31
                                         -----     -----       -----    -----
Income from operations                     17        14          18       14
     Interest income (expense), net         1        (1)          1       (1)
     Other income, net                      *         *           *        *
     Equity interest in loss of
       unconsolidated subsidiary           (1)        -          (2)       -
                                         -----     -----       -----    -----
Income before income taxes                 17        13          17       13
Provision for income taxes                  7         *           7        1
                                         -----     -----       -----    -----
Net income                                 10%       13%         10%      12%
                                         =====     =====       =====    =====

          ______________
          * less than 1%



NET SALES

Net sales for the three and six months ended March 31, 1996 increased $9.3 million (66%) and $18.8 million (72%), respectively, when compared to the same periods in fiscal 1995. The sales growth in the three and six months ended March 31, 1996 was due primarily to the increase in unit sales of the Company's Heatpulse(R) 8108 product and to a lesser extent, an increase in volume of spare parts. In addition, the average selling price of the Heatpulse 8108 was higher for the three and six months ended March 31, 1996 than the year earlier periods primarily due to a price increase that was effective for orders booked after September 30, 1994. Unit sales of the Company's other products have remained relatively stable.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. For the three and six months ended March 31, 1996, Canon represented 29% and 23% of net sales, respectively, and Metron represented 7% and 9% of net sales, respectively. For the same periods in the prior fiscal year, net sales to Canon represented 24% and 18%, respectively, and Metron represented 1% for both periods. This increase in sales by both distributors in the three and six months ended March 31, 1996 accounts primarily for the increase in total international sales, which grew to 48% and 46% of net sales, respectively, for the three and six months ended March 31, 1996, from 40% and 35% of net sales, respectively, for the same periods of the prior fiscal year. Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1996. However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of domestic sales.

Three end-user customers represented 22%, 16% and 11% of net sales in the three months ended March 31, 1996 compared to two end-user customers representing 45% and 14% for the same period last fiscal year. For the six months ended March 31, 1996, two end-user customers represented 27% and 16% of net sales compared to two end-user customers representing 35% and 11% of net sales for the same period in the last fiscal year. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. As the Company stated in its Form 10-Q for its first fiscal quarter, the Company expects increasing competition from a competitor who has substantially greater resources than the Company, particularly in the sale of rapid thermal processing ("RTP") systems designed for
0.25 micron applications. This competitor's impact on future sales cannot be estimated. For this and other reasons, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales.

GROSS PROFIT

Gross profit for the three and six months ended March 31, 1996 was $11.2 million and $21.7 million, respectively, compared with gross profit of $6.3 million and $11.7 million, respectively, for the same periods in fiscal 1995. Gross profit as a percentage of net sales improved to 48% for both the three and six months ended March 31, 1996 from 45% for the same periods in the prior fiscal year. The improved gross profit margin for the three months ended March 31, 1996 compared to the same period in fiscal 1995 was primarily attributable to an increase in spares margin due to a favorable product mix within spares sales and a reduction in other manufacturing costs. This increase in gross profit margin was partially offset by a decrease to gross margin on systems sales, as sales to distributors increased. The improved gross profit margin for the six months ended March 31, 1996 compared to the same period in the prior fiscal year resulted primarily from the previously discussed price increase of the Heatpulse 8108, as well as the positive effect of the spares margins. Past margin trends are not necessarily indicative of future margin performance.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $4.4 million and $7.8 million, respectively, for the three and six months ended March 31, 1996, representing an increase of $2.5 million (129%) and $4.2 million (119%), respectively, when compared with the same periods in fiscal 1995. As a percentage of net sales, R&D spending increased to 18% and 17%, respectively, for the three and six months ended March 31, 1996 from 14% for the comparable periods in the prior fiscal year. The increases in R&D expenses in absolute dollars and as a percentage of net sales is primarily attributable to the Company's development of two new products. The first product is a new Heatpulse RTP system designed for volume production environments, where process repeatability, productivity and cost are critical considerations. This tool is being developed to help semiconductor manufacturers increase all three areas for the full range of RTP process applications and is scheduled to be introduced in the third fiscal quarter of this fiscal year. The second product in development will feature an entirely new platform that is being designed to provide previously unavailable RTP capabilities, both in terms of process results and manufacturing performance for the 0.25 and 0.18 micron linewidths. This product is scheduled for introduction in early calendar year 1997. The Company believes that significant investment in R&D is required for the Company to maintain its competitive position in the market and anticipates that R&D spending for the remainder of fiscal 1996 will remain in line with current levels; however, actual spending may fluctuate depending on the actual level of net sales. As a percentage of net sales, R&D spending may vary from quarter to quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses were $3.0 million and $5.9 million, respectively, for the three and six months ended March 31, 1996, representing an increase of $631,000 (27%) and $1.3 million (29%), respectively, when compared with the same periods in fiscal 1995. This increase in absolute dollars was due primarily to the addition of personnel to support the Company's growth, partially offset by a decrease in commission expenses as the Company transitioned to more direct selling and due to a change in the mix of the channels of distribution. As a percentage of net sales, SG&A spending decreased to 13% for both the three and six months periods ended March 31, 1996 from 17% in the comparative periods last year, primarily due to the result of greater sales in the most recent fiscal year. Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on the actual level of net sales. As a percentage of net sales, SG&A spending may vary from quarter to quarter.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net increased to income of $167,000 and $380,000, respectively, for the three and six months ended March 31, 1996 from expense of $184,000 and $265,000, respectively, for the comparable periods in fiscal 1995, primarily due to interest income on the Initial Public Offering ("IPO") proceeds as well as lower interest expense on the outstanding bank line of credit, which was repaid in full with proceeds from the IPO.

EQUITY INTEREST IN LOSS OF UNCONSOLIDATED SUBSIDIARY

Equity interest in loss of AG Associates (Israel) Ltd. ("AG Israel"), the Company's unconsolidated subsidiary, was $277,000 and $652,000, respectively, for the three and six months ended March 31, 1996 compared to none in the prior fiscal year as this subsidiary was consolidated in the prior periods. The Company invested an additional $500,000 in AG Israel in the second fiscal quarter of 1996 and anticipates investing an additional $500,000 in the third fiscal quarter of 1996.

PROVISION FOR INCOME TAXES

The Company has a combined federal, state and foreign effective income tax rate of 41% for the three months and six months ended March 31, 1996, compared to 5% for the same periods last fiscal year. The lower rate in fiscal 1995 is due to the realization of tax benefits recognized related to the Company's operating loss carryforwards. The Company anticipates that the 41% effective tax rate will continue through the end of fiscal 1996.

BACKLOG

The Company's system backlog (consisting of product scheduled for delivery within the next twelve months) as of March 31, 1996 was approximately $17.6 million as compared to $31.8 million at December 31, 1995 and $27.7 million at March 31, 1995. The decrease in backlog is a result of the effects of the semiconductor industry's slowing order rates on the Company as customers bring production capacity in line with decreased demand for semiconductor products as well as competitive pressures. As a result, the Company expects that revenues for the three months ended June 30, 1996 will be lower than revenues for the three months ended March 31, 1996, and income from operations is expected to be at the breakeven level. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had cash, cash equivalents and short-term investments of $15.1 million, compared to $18.9 million as of September 30, 1995. The decrease of $3.8 million was primarily attributable to capital expenditures relating to the Company's move to new facilities and an increase in inventory levels. Working capital increased to $29.6 million at March 31, 1996 from $28.6 million at September 30, 1995.

The Company's operating activities provided cash of $1.6 million during the first six months of fiscal 1996, primarily attributable to net income before depreciation and amortization charges and increases to accrued liabilities and income taxes payable, partially offset by increases in accounts receivable and inventory. The increase in receivables reflects an increase in the volume of sales of the Company's key product in the latter part of the quarter, while the increase in inventory was primarily attributable to increased levels of raw materials as well as the stocking of offsite spares inventories.

The Company's investing activities used cash of $2.8 million, primarily for capital expenditures which were offset by the net sale and maturity of short-term investments. Property and equipment purchases were approximately $5.0 million for the six months ended March 31, 1996. The Company currently anticipates that its capital expenditures may be as much as $2.0 million for the remainder of fiscal 1996, primarily to support the development of new products. However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash provided by financing activities was $166,000, consisting primarily of proceeds from the repayment of shareholder notes and issuance of common stock, offset by payments for capital lease obligations.

The Company believes that current cash and short-term investment balances, together with existing sources of liquidity and anticipated funds from operations, will satisfy the Company's anticipated liquidity and working capital requirements through the end of fiscal 1996. However, due to the uncertain nature of the industry, competitive market conditions and the successful development of the Company's next-generation products, liquidity and working capital requirements are difficult to anticipate beyond the current fiscal year. There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.



PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

     Not applicable.

Item 2.   Changes in Securities

     Not applicable.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its 1996 Annual Meeting of Shareholders on
February 29, 1996. The following matters were approved by the shareholders by the votes indicated below:


MATTER                            VOTES FOR       VOTES WITHHELD

Election of five directors
to serve for a one-year term
   Arnon Gat                      4,992,400            141,835
   Anita Gat                      4,991,000            143,235
   Norio Kuroda                   4,992,200            142,035
   John C. Moore                  4,991,725            142,510
   Cecil Parker                   4,986,725            147,510

                                       For      Against    Abstain     No Vote

Approval of an amendment to
the 1993 Stock Option Plan to
increase the number of Common
Stock reserved for issuance by
500,000 shares                     3,786,507    100,303     60,624   1,186,801

Ratification of the selection of
Deloitte & Touche LLP as the
Company's independent auditors
for the fiscal year ending
September 30, 1996                 5,077,855      9,925     46,455           0


Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     A)  Exhibits

               Exhibit 11.01  Statement re Computation of
          Earnings per Share (see page 15)

               Exhibit 27     Financial Data Schedule

     B)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AG Associates, Inc.
                              (Registrant)



Dated:  May 9, 1996        By:  /s/  Arnon Gat
                                Arnon Gat
                                Chief Executive Officer & Acting
                                Chief Financial Officer, (Duly
                                Authorized and Principal Financial
                                Officer)