Form 10-Q
period 1996-06-30
AG ASSOCIATES INC
filed 1996-08-13
CIK 942124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[ X ]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1996

                                       or

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

                              Yes   X      No
                                   ---        ---

The number of shares outstanding of the Registrant's Common Stock, no par value, was 5,896,044 at July 31, 1996.


This document consists of 14 pages, of which this is page number 1. The index to exhibits is located at page 12.

                               AG ASSOCIATES, INC.


INDEX



                               Description                                                           Page Number
- - ---------------------------------------------------------------------------------------              -----------
Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Statements of Income for the Three and Nine Month
                  Periods Ended June 30, 1996 and 1995                                                    3

             Condensed Consolidated Balance Sheets as of June 30, 1996 and   September
                  30, 1995                                                                                4

             Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
                  Ended June 30, 1996 and 1995                                                            5

             Notes to Condensed Consolidated Financial Statements                                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              7

Part II: Other Information

      Item 1:  Legal Proceedings                                                                         12

      Item 2:  Changes in Securities                                                                     12

      Item 3:  Defaults Upon Senior Securities                                                           12

      Item 4:  Submission of Matters to a Vote of Security Holders                                       12

      Item 5:  Other Information                                                                         12

      Item 6:  Exhibits and Reports on Form 8-K                                                          12

Signature                                                                                                13

                              AG ASSOCIATES, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months Ended June 30,     Nine Months Ended June 30,
                                                             ---------------------------     --------------------------
                                                                 1996          1995              1996          1995
                                                               --------      --------          --------      --------
Net sales                                                      $ 17,196      $ 16,780          $ 62,256      $ 42,994
Cost of sales                                                     9,961         8,827            33,337        23,314
                                                               --------      --------          --------      --------
      Gross profit                                                7,235         7,953            28,919        19,680

Operating expenses:
      Research and development                                    4,322         2,373            12,075         5,909
      Selling, general and administrative                         2,539         3,135             8,415         7,685
                                                               --------      --------          --------      --------
Total operating expenses                                          6,861         5,508            20,490        13,594
                                                               --------      --------          --------      --------
Income from operations                                              374         2,445             8,429         6,086
      Interest income (expense), net                                146            16               526          (248)
      Other income, net                                              46            40                78            46
      Equity interest in loss of unconsolidated subsidiary         (500)          (57)           (1,152)          (57)
                                                               --------      --------          --------      --------
Income before income taxes                                           66         2,444             7,881         5,827
Provision (credit) for income taxes                                  27        (1,225)            3,231        (1,052)
                                                               --------      --------          --------      --------
Net income                                                     $     39      $  3,669          $  4,650      $  6,879
                                                               ========      ========          ========      ========


Net income per share                                           $   0.01      $   0.75          $   0.76      $   1.64
                                                               ========      ========          ========      ========

Shares used in per share computations                             6,027         4,898             6,142         4,208
                                                               ========      ========          ========      ========


See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          June 30,    September 30,
                                                            1996          1995
                                                          --------    -------------
                                                        (unaudited)       (*)
ASSETS

Current assets:
     Cash and equivalents                                 $  5,690      $  8,258
     Short-term investments                                  6,710        10,600
     Accounts receivable, net                               14,506        13,508
     Inventories                                            11,402         8,394
     Deferred tax assets                                     4,336         3,665
     Prepaid expenses and other current assets                 454           556
                                                          --------      --------
        Total current assets                                43,098        44,981

Property and equipment, net                                  7,623         3,453
Deferred tax assets                                            239           239
Other assets                                                  --             152
                                                          --------      --------
        Total assets                                      $ 50,960      $ 48,825
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                     $  4,382      $  7,041
     Accrued liabilities                                     4,228         4,519
     Warranty reserve                                        3,286         2,651
     Current portion of long-term obligations                  260           321
     Income taxes payable                                      977           650
     Customer advances and deferred revenue                    410         1,150
                                                          --------      --------
        Total current liabilities                           13,543        16,332

Long-term obligations                                           38           193

Shareholders' equity
     Common stock                                           35,421        35,135
     Notes receivable from shareholders                       --             (92)
     Deferred stock compensation                               (30)          (81)
     Retained earnings (Accumulated deficit)                 1,988        (2,662)
                                                          --------      --------
        Total shareholders' equity                          37,379        32,300

                                                          --------      --------
           Total liabilities and shareholders' equity     $ 50,960      $ 48,825
                                                          ========      ========

(*)  Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                      1996          1995
                                                                    --------      --------
Cash flows from operating activities
     Net income                                                     $  4,650      $  6,879
     Reconciliation to net cash provided by
        operating activities:
        Depreciation and amortization                                  1,471           763
        Equity interest in loss of unconsolidated subsidiary           1,152          --
        Deferred stock compensation                                       51            47
        Deferred income taxes                                           (671)       (1,340)
        Changes in assets and liabilities:
            Accounts receivable                                         (998)       (3,824)
            Inventories                                               (3,008)       (2,540)
            Prepaid expenses and other current assets                    102        (1,426)
            Accounts payable                                          (2,659)        1,559
            Accrued liabilities                                          344         1,291
            Customer advances and deferred revenue                      (740)          (21)
            Income taxes payable                                         327           288
                                                                    --------      --------
                Net cash provided by operating activities                 21         1,676

Cash flows from investing activities:
     Purchases of short-term investments                             (28,363)       (3,800)
     Sales/maturities of short-term investments                       32,253          --
     Capital expenditures                                             (5,641)         (758)
     Investment in unconsolidated subsidiary                          (1,000)       (1,000)
     Other assets                                                       --             592
                                                                    --------      --------
                Net cash used for investing activities                (2,751)       (4,966)

Cash flows from financing activities:
     Net decrease in short-term borrowings                              --          (2,400)
     Interest payment for convertible subordinated debentures           --            (107)
     Reductions in long-term debt                                       --            (135)
     Reductions in obligations under capital leases                     (216)         (699)
     Proceeds from initial public offering                              --          20,417
     Proceeds from repayment of shareholder notes                         92          --
     Proceeds from issuance of common stock                              286           200
     Proceeds from exercise of warrant                                  --           1,529
     Preferred stock dividend                                           --              (2)
                                                                    --------      --------
                Net cash provided by financing activities                162        18,803

                                                                    --------      --------
Net (decrease) increase in cash and equivalents                       (2,568)       15,513

Cash and cash equivalents at beginning of period                       8,258         1,598
                                                                    --------      --------
Cash and cash equivalents at end of period                          $  5,690      $ 17,111
                                                                    ========      ========

Supplemental schedule of noncash financing activities:
     Assets acquired under capital leases                               --        $    280
                                                                    ========      ========
     Conversion of subordinated debentures                              --        $  2,000
                                                                    ========      ========
     Conversion of preferred stock                                      --        $     50
                                                                    ========      ========
     Issuance of notes receivable for common stock                      --        $     92
                                                                    ========      ========
     Conversion of minority equity interest                             --        $  1,979
                                                                    ========      ========

Supplemental disclosure of cash flow information
     Cash paid during the period for:
        Interest                                                    $     48      $    455
                                                                    ========      ========
        Income taxes                                                $  3,574      $  1,311
                                                                    ========      ========

See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)

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


NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                (in thousands)
                                         June 30,              September 30,
                                           1996                    1995
                                         -------               -------------

       Raw materials                     $ 9,618                  $ 3,819
       Work-in-progress                    1,784                    4,575
                                         -------                  -------

       Total                             $11,402                  $ 8,394
                                         =======                  =======

NOTE 4 - Line of Credit

Subsequent to the end of the quarter, the Company negotiated a $5,000,000 revolving line of credit. The line is collateralized by all assets of the Company except intellectual property. Borrowings bear interest at prime plus 1.25% per annum. There are no outstanding borrowings.

                               AG ASSOCIATES, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I
- - -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1995 contained in the Company's 1995 Annual Report on Form 10-K.

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

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements written in the meaning of section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, including the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth and the other risks detailed below and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-Q which contain such forward looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

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

                               AG ASSOCIATES, INC.


Results Of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                  Three Months Ended June 30,         Nine Months Ended June 30,
                                                  ---------------------------         --------------------------
                                                    1996              1995              1996              1995
                                                    ----              ----              ----              ----
Net sales                                            100%              100%              100%              100%
Cost of sales                                         58                53                54                54
                                                    ----              ----              ----              ----
     Gross profit                                     42                47                46                46
Operating expenses:
     Research and development                         25                14                19                14
     Selling, general and administrative              15                18                13                18
                                                    ----              ----              ----              ----
Total operating costs                                 40                32                32                32
                                                    ----              ----              ----              ----
Income from operations                                 2                15                14                14
     Interest income (expense), net                    1                 *                 1                 *
     Other income, net                                 *                 *                 *                 *
     Equity interest in loss of
       unconsolidated subsidiary                      (3)                *                (2)                *
                                                    ----              ----              ----              ----
Income before income taxes                             *                15                13                14
Provision (credit) for income taxes                    *                (7)                5                (2)
                                                    ----              ----              ----              ----
Net income                                             *%              22%                8%                16%
                                                    ====              ====              ====              ====

                  --------------
                  * less than 1%

Net Sales

Net sales for the three and nine months ended June 30, 1996 increased $416,000 (2%) and $19.3 million (45%), respectively, when compared to the same periods in fiscal 1995. The sales growth in the three and nine months ended June 30, 1996 was due primarily to the increase in unit sales of the Company's Heatpulse(R) 8108 product and to a lesser extent, an increase in sales volume of spare parts. Unit sales of the Company's other products have remained relatively stable. Sales in the three months ended June 30, 1996 declined $6.0 million (26%) from the quarter ended March 31, 1996. *The Company anticipates that sales volume of its products will continue to decline in the near future as a result of the effects of the semiconductor industry's slowing order rate, as well as competitive pressures. *Such a decline would have an immediate adverse effect on the Company's business and results of operations.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. For the three and nine months ended June 30, 1996, Canon represented 26% and 24% of net sales, respectively, and Metron represented 17% and 11% of net sales, respectively. For the same periods in the prior fiscal year, net sales to Canon represented 16% and 17%, respectively, and Metron represented 7% and 4%, respectively. This increase in sales by both distributors along with a decrease in demand from domestic semiconductor manufacturers accounts primarily for the increase in total international sales, which grew to 63% and 51% of net sales, respectively, for the three and nine months ended June 30, 1996, from 28% and 32% of net sales, respectively, for the same periods of the prior fiscal year. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1996 (the year ended September 30, 1996). *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of domestic sales.

                               AG ASSOCIATES, INC.


Two end-user customers represented 25% and 11% of net sales in the three months ended June 30, 1996 compared to two different end-user customers representing 24% and 12% for the same period last fiscal year. For the nine months ended June 30, 1996, two end-user customers represented 21% and 19% of net sales compared to two different end-user customers representing 31% and 10% of net sales for the same period in the last fiscal year. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from a competitor who has substantially greater resources than the Company, particularly in the sale of rapid thermal processing ("RTP") systems designed for 0.25 micron applications. *In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. These competitors' impact on future sales cannot be estimated. *For this and other reasons, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales.

Gross Profit

Gross profit for the three and nine months ended June 30, 1996 was $7.2 million and $28.9 million, respectively, compared with gross profit of $8.0 million and $19.7 million, respectively, for the same periods in fiscal 1995. Gross profit as a percentage of net sales was 42% and 46%, respectively, for the three and nine months ended June 30, 1996 compared to 47% and 46% for the same periods in the prior fiscal year. The decrease in gross margin for the three months ended June 30, 1996 compared to the same period in fiscal 1995 was primarily attributable to a decline in systems margin as the number of systems sold to distributors increased and, to a lesser extent, an increase in cost incurred on systems sold in Europe that required additional customization to meet more stringent European electronics regulatory standards. This decrease in systems margin was partially offset by an improvement in spares margin. The gross margin of 46% for the nine months ended June 30, 1996 was comparable to the same period in the prior fiscal year even though more units have been sold for the nine months ended June 30, 1996, primarily due to the increase in sales to distributors. *The Company anticipates that its gross margin will continue to decline in the near future as sales volume continues to decline as a result of the effects of the semiconductor industry's slowing order rate on the Company as well as competitive pressures. *This decline would have an immediate adverse effect on the Company's business and results of operations.

Research and Development Expenses

Research and development ("R&D") expenses were $4.3 million and $12.1 million, respectively, for the three and nine months ended June 30, 1996, representing an increase of $1.9 million (82%) and $6.2 million (104%), respectively, when compared with the same periods in fiscal 1995. As a percentage of net sales, R&D spending increased to 25% and 19%, respectively, for the three and nine months ended June 30, 1996 from 14% for the comparable periods in the prior fiscal year. The increases in R&D expenses in absolute dollars and as a percentage of net sales are primarily attributable to the Company's development of two new products. The first product, introduced in July 1996, is a new Heatpulse RTP system designed for volume production environments, where process repeatability, productivity and cost are critical considerations. This tool was developed to help semiconductor manufacturers improve performance in all three areas for the full range of RTP process applications. The second product in development features a new platform that is being designed to provide previously unavailable RTP capabilities, both in terms of process results and manufacturing performance for the 0.25 and 0.18 micron linewidths. *This product is scheduled for introduction in early calendar year 1997. *The failure of the Company to timely develop this new product, the failure of this new product to meet customer expectations regarding performance and cost or the failure of this new product to achieve market acceptance following introduction would have a material adverse effect on the Company's business, results of operations and financial condition. *The Company believes that significant investment in R&D is required for the Company to maintain its competitive position in the market and anticipates that R&D spending for the remainder of fiscal 1996 will

                               AG ASSOCIATES, INC.


remain in line with current levels in absolute dollar terms. *As a percentage of net sales, R&D spending may vary from quarter to quarter, depending on the actual level of net sales among other things.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $2.5 million and $8.4 million, respectively, for the three and nine months ended June 30, 1996, representing a decrease of $596,000 (19%) and an increase of $730,000 (9%), respectively, when compared with the same periods in fiscal 1995. The decrease in absolute dollars for the three months ended June 30, 1996 was due primarily to the Company's management of expenses in response to the decline in sales in the most recent quarter as compared to the prior quarter. The increase in absolute dollars for the nine months ended June 30, 1996 was primarily attributable to the addition of personnel to support the Company's growth in the first six months of the most recent fiscal year, partially offset by a decrease in commission expenses as the Company transitioned to more indirect selling and due to a change in the mix of the channels of distribution. As a percentage of net sales, SG&A spending decreased to 15% and 13%, respectively, for the three and nine months periods ended June 30, 1996 from 18% in the comparative periods last year, primarily due to the result of greater sales in the most recent fiscal year. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales. * As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest Income (Expense), Net

Interest income (expense), net increased to income of $146,000 and $526,000, respectively, for the three and nine months ended June 30, 1996 from income of $16,000 for the three months ended June 30, 1995 and expense of $248,000 for the nine months ended June 30, 1995, primarily due to interest income earned on the Company's cash and investments as well as lower interest expense on the then outstanding bank line of credit, which was repaid in full with proceeds from the IPO.

Equity Interest in Loss of Unconsolidated Subsidiary

Equity interest in loss of AG Associates (Israel) Ltd. ("AG Israel"), the Company's unconsolidated subsidiary, was $500,000 and $1.2 million, respectively, for the three and nine months ended June 30, 1996 compared to $57,000 in each of the same periods of the prior fiscal year. The Company invested an additional $500,000 in AG Israel in the third fiscal quarter of 1996 in addition to $500,000 invested in the second fiscal quarter of 1996. The value of these additional investments, as well as the Company's remaining investment at September 30, 1995 in AG Israel, was reduced to zero in 1996 by the Company's equity interest in the losses of AG Israel.

Provision (Credit) for Income Taxes

The Company has a combined federal, state and foreign effective income tax rate of 41% for the three months and nine months ended June 30, 1996, compared to a tax benefit of 50% and 18%, respectively, for the same periods last fiscal year. The tax benefit in fiscal 1995 is due to the realization of benefits recognized related to the Company's operating loss carryforwards. *The Company anticipates that the 41% effective tax rate will continue through the end of fiscal 1996.

Backlog

The Company's system backlog (consisting of product scheduled for delivery within the next twelve months) as of June 30, 1996 was approximately $9.2 million as compared to $17.6 million at March 31, 1996 and $35.8 million at June 30, 1995. The decrease in backlog is a result of the effects of the semiconductor industry's slowing order rates as customers drastically slow down their expansion plans, as

                               AG ASSOCIATES, INC.


well as competitive pressures. *As a result, the Company expects that revenues for the three months ended September 30, 1996 will be lower than revenues for the three months ended June 30, 1996, and despite a reduction in personnel effected in July 1996, the results of operations are expected to yield a net loss. *There can be no assurance that the Company's revenues will not continue to decline following the three months ended September 30, 1996 or that the Company will not incur further losses, and such a decline and/or such losses would have a material adverse effect on the Company's business, results of operations and financial condition. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


Liquidity And Capital Resources

As of June 30, 1996, the Company had cash, cash equivalents and short-term investments of $12.4 million, compared to $18.9 million as of September 30, 1995. The decrease of $6.5 million was primarily attributable to capital expenditures relating to the Company's move to new facilities, an increase in inventory levels and an additional investment in AG Israel. Working capital increased to $29.6 million at June 30, 1996 from $28.6 million at September 30, 1995.

The Company's operating activities provided cash of $21,000 during the first nine months of fiscal 1996. Net income before depreciation and amortization charges and losses from an equity interest in AG Israel were offset by increases in accounts receivable and inventory along with a decrease in accounts payable. The increase in receivables was primarily due to slower than anticipated collections during the most recent quarter; *however, the Company is concentrating its efforts to reduce this outstanding balance. The increase in inventory was primarily attributable to increased levels of raw materials as well as the stocking of offsite spares inventories. The decrease in payables was primarily due to a decrease in purchases during the end of the most recent quarter.

The Company's investing activities used cash of $2.8 million, primarily for capital expenditures and an additional equity investment in AG Israel which were offset by the net sale and maturity of short-term investments. Property and equipment purchases were approximately $5.6 million for the nine months ended June 30, 1996. *The Company currently anticipates that its capital expenditures may be as much as $600,000 for the remainder of fiscal 1996, primarily to support the development of new products. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash provided by financing activities was $162,000, consisting primarily of proceeds from the repayment of shareholder notes and issuance of common stock, offset by payments for capital lease obligations.

Subsequent to the end of the quarter, the Company negotiated a $5,000,000 revolving line of credit. The line is collateralized by all assets of the Company except intellectual property. Borrowings bear interest at prime plus 1.25% per annum. There are no outstanding borrowings.

*The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the uncertain nature of the industry, competitive market conditions and the successful development of the Company's next-generation products, liquidity and working capital requirements are difficult to anticipate beyond the next twelve months. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.

                               AG ASSOCIATES, INC.


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         A)  Exhibits

                  Exhibit 11.01 Statement re Computation of Earnings per Share (see page 14)

                  Exhibit 27        Financial Data Schedule

         B)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                               AG ASSOCIATES, INC.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AG Associates, Inc.
                                                 (Registrant)



Dated:  August 12, 1996                          By:  /s/  Arnon Gat
                                                      --------------------------
                                                     Arnon Gat
                                                     Chief Executive Officer &
                                                     Acting Chief Financial
                                                     Officer, (Duly Authorized
                                                     and Principal Financial
                                                     Officer)