Form 10-K
period 1996-09-30
AG ASSOCIATES INC
filed 1996-12-23
CIK 942124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended SEPTEMBER 30, 1996 or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                    to

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

       Registrant's telephone number, including area code: (408) 935-2000

               Securities registered pursuant to Section 12(b) of
                 the Act: NONE Securities registered pursuant to
                            Section 12(g) of the Act:
                                  COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on December 2, 1996 as reported by the Nasdaq National Market ($6.25), was approximately $18,702,219. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant had 5,945,264 shares of Common Stock outstanding as of December 2, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on January 30, 1997 that is to be filed with the Securities and Exchange Commission within 30 days after the date hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY AND ITS PRODUCTS

    AG Associates, Inc. (the "Company") designs, manufactures, markets and supports advanced single-wafer rapid thermal processing ("RTP") equipment used in manufacturing integrated circuits and, based on both unit sales and revenue, is the leader in the RTP market. The Company's products, marketed under the Heatpulse(R) name, utilize high-intensity light to heat precisely a single silicon wafer, causing a chemical process needed to produce an integrated circuit.

    Historically, thermal processing has been performed in conventional batch furnaces where 100 to 200 wafers are processed at one time. However, as integrated circuit feature size has become smaller, semiconductor manufacturers have encountered significant technical and practical constraints which have made thermal processing in batch furnaces impractical, and in some cases impossible with regard to certain steps in the integrated circuit manufacturing process. These constraints include severe limitations on how long a wafer can be held at high temperature, the need for an impurities-free thermal processing environment, inefficiencies of batch processing in a predominantly single wafer processing environment and the potential significant financial loss from processing errors.

    The Company was the first to introduce products utilizing a new thermal processing method, known as rapid thermal processing, to address many of the limitations of traditional batch furnaces. The Company's RTP products have been widely adopted for use by most of the manufacturers of technologically advanced integrated circuits such as four megabit and larger dynamic memory chips, one megabit and larger static memory chips and 486 class and higher-performance microprocessors. The Company believes that, as integrated circuit feature size decreases and processing power and performance increase, more process steps in manufacturing integrated circuits will continue to be converted to RTP from batch furnace processing and new process steps will be made possible by RTP.

TRADITIONAL THERMAL PROCESSING

    Integrated circuits are fabricated by repeating a complex series of chemical and physical process steps on a silicon wafer. The principal steps in manufacturing integrated circuits are heating the wafer to cause a chemical reaction or structural change that modifies the electrical and physical properties on the wafer surface (thermal processing), the deposition of insulating or conducting materials on a wafer (deposition), the projection of a pattern through a mask onto light sensitive materials known as photoresist (photolithography) and the etching or removal of the deposited materials not covered by the pattern (etching). Each of these steps is typically repeated many times during the fabrication process.

    Historically, thermal processing has been performed in conventional batch furnaces where loads of 100 to 200 wafers are processed at one time. However, as feature size of integrated circuits has become smaller, semiconductor manufacturers have encountered significant technical and practical constraints which have made thermal processing in batch furnaces impractical, and in some cases, impossible. These constraints include:

    - Limited thermal budget. Thermal budget is the total number of minutes that a wafer can be held at high temperature during the fabrication process. As integrated circuits have become more complex, their thermal budget has decreased dramatically. Certain furnace heating steps require exposure of between 30 and 90 minutes at high temperature, while the total thermal budget for certain more complex integrated circuits is on the order of five minutes.

    - Inability to achieve pure wafer environment. Large batch furnace chambers reduce the ability to eliminate contaminants, such as oxygen, that may be present in the chamber during the heating process. These contaminants produce defects in the processed wafer, reducing yield.

    - Inefficiencies of batch processing in a single wafer environment. Most integrated circuit fabrication equipment processes individual wafers in a cassette of 25 wafers at a time. Diffusion furnaces process wafers in batches of up to 200 (eight cassettes) at a time, resulting in bottlenecks and inefficiencies in the integrated circuit manufacturing process.

    - Cost of processing failure. As the cost of a wafer has increased to several thousand dollars, manufacturers have focused increasingly on minimizing wafer loss in the fabrication cycle. Batch furnace processing creates a significant risk of loss in the case of misprocessing or equipment malfunction, since up to 200 wafers may need to be scrapped as a result of one error.

    These limitations, which became critical in the early 1990's, have driven semiconductor manufacturers to search for alternative thermal processing methods.

RAPID THERMAL PROCESSING -- THE AG ASSOCIATES SOLUTION

    The Company was the first to introduce a product utilizing a new thermal processing method, known as rapid thermal processing, which addresses many of the limitations of traditional batch furnaces. Since its introduction, RTP has become integrated into the production of many advanced integrated circuits. The Company's RTP products have been widely adopted for use by many of the manufacturers of technologically advanced integrated circuits such as four megabit and larger dynamic memory chips, one megabit and larger static memory chips and 486 class and higher-performance microprocessors.

    RTP involves radiating a single wafer with high intensity light in a precise manner. During RTP processing, individual wafers are rapidly heated from room temperature to steady state temperatures between 400 degrees centigrade and 1200 degrees centigrade, held there for a short time and then rapidly cooled. Typically, the entire heating and cooling process takes between 30 to 100 seconds per wafer. The Company's RTP systems have enabled its customers to overcome the limitations of traditional thermal processing and to process today's complex devices by:

    - Meeting thermal budget limitations. RTP permits the thermal processing of advanced integrated circuits to be completed within their limited thermal budgets. By heating and cooling a wafer more rapidly than a furnace, RTP permits processing at higher temperatures for a shorter duration than a furnace. This reduces thermal budget demands and improves performance characteristics at approximately the same cost of ownership.

    - Providing superior contamination control. The small size and ambient purge capabilities of RTP processing chambers permit the removal of unwanted gases from the wafer processing environment, thereby reducing the possibility of contamination. For the past five years, RTP has been used extensively to heat wafers with metal layers that are sensitive to residual oxygen. Such precise contamination control is impractical in a batch furnace.

    - Improving wafer process flow. RTP's single wafer technology is well matched to the single wafer cassette processes used in modern wafer fabrication facilities. Since most other integrated circuit process steps are single wafer processes, RTP streamlines the process flow of wafers, avoiding bottlenecks in production, and enables users to reduce work-in-process.

    - Reducing cost of processing errors. RTP's single wafer processing technology has dramatically reduced the cost of processing errors. In the event of a malfunction, self-tests and interlock mechanisms shut down the processing equipment, generally limiting loss to one or two wafers. The reduced wafer loss also enables cost-efficient testing of new technologies.

    RTP has been widely adopted for use by most manufacturers of integrated circuits and is a necessary ingredient in the production of certain integrated circuits. The Company believes that with the production of 486 microprocessors, most static memory chips larger than one megabit and most dynamic memory chips greater than four megabit utilize at least one RTP step. More powerful integrated circuits such as advanced microprocessors and very large memories often require multiple RTP steps in the manufacturing process.

PRODUCTS

    AG Associates' products, marketed under the Heatpulse name, use a processing chamber which includes two arrays of linear lamps that supply the heating energy to the wafer, advanced temperature measurement and control subsystems and an ultra clean gas delivery system. The wafer is positioned inside a quartz tube, which ensures the purity of the chamber atmosphere during the heating process. The wafer is then heated between the two banks of lamps. The heating cycle typically includes a short purge step to drive contaminants out of the quartz tube, a ramp-up to the processing temperature, a steady state step at the processing temperature of between 10 to 60 seconds and a cool-down period prior to removing the wafer from the processing chamber.

    The Company's products also incorporate an automated wafer-handling robotic subsystem and software for advanced system and process control and host communication that, except for the operating system and certain module components, are designed, developed and tested by the Company. The Company believes, based upon comments by its customers, that its Heatpulse products are reliable and compare favorably with other products in the market.

     Heatpulse 8800. The Company's Heatpulse 8800 Rapid Thermal Processing system is the most recent model of the Company's production systems and was introduced to the market at Semicon West in July 1996. This system is based on the Company's previous model, the Heatpulse 8108, with significant cost and performance improvements. This model incorporates an individual lamp power supply which is controlled by sophisticated closed-loop AG lamp power modules that provide fine control of wafer temperature uniformity. An additional feature is a high throughput purge system that allows a 30% savings of the heating cycle, therefore increasing throughput and reducing cost per wafer. The Heatpulse 8800 system is targeted for R&D and production of devices utilizing
 .25 micron technology. The initial first three beta systems were shipped during the fourth quarter of fiscal 1996 with a price range of $550,000 to $750,000 depending upon options and configuration.

    Heatpulse 8108. The Company's Heatpulse 8108 rapid thermal processing system was first shipped in October 1992. The machine has been the Company's flagship product targeted for volume production processes that utilize wafer sizes from 125 to 200 millimeters (5 to 8 inches) for feature sizes as small as 0.35 micron, but the Company expects that sales of the Heatpulse 8108 will decline in favor of the Heatpulse 8800 as customer technology requirements increase. This system is designed to accommodate periodic upgrades to meet evolving customer needs. Heatpulse 8108 incorporates a number of unique features that offer semiconductor manufacturers improved thermal processing capability, reliability and performance. These features include patented adjustable lamp heating zones to provide process and temperature uniformity, a patented temperature measurement method to ensure process accuracy and repeatability, as well as a proprietary automation package for equipment-to-host communication. These and other product features of the Heatpulse 8108 typically enable the device manufacturer to improve throughput, uniformity and repeatability and to reduce wafer particle contamination. Current end-user selling prices for Heatpulse 8108 systems typically range from $500,000 to $700,000, depending upon configuration and options.

    Heatpulse 4100 Series. The Heatpulse 4100S, first shipped in April 1994, is the successor to the Heatpulse 4100 and was the first through-the-wall, environmentally isolated automatic RTP system for the manufacture of 100 to 150 millimeter (4 to 6 inches) wafers. The Heatpulse 4100S is used in the processing of wafers with sizes up to 150 millimeters and with feature sizes as small as
0.6 micron. The Heatpulse 4100S improves on both the reliability and performance of the Heatpulse 4100. Current end-user selling prices for Heatpulse 4100 Series systems typically range from $350,000 to $450,000, depending upon configuration and options. Although this product currently accounts for a small percentage of the Company's net sales, many of the units shipped are still in use throughout the world.

    Heatpulse 610. The Heatpulse 610, the successor to the Company's first table-top manual system, is the Company's current RTP tool targeted for research and development and small-scale production applications. The Heatpulse 610 is suitable for processing wafers of up to 150 millimeters (6 inches). Current end-user selling prices for Heatpulse 610 systems typically range from $60,000 to $65,000, depending upon configuration and options. Although this product currently accounts for a small percentage of the Company's net sales, many of the units shipped are still in use throughout the world.

     Upgrades. During its fourth fiscal quarter, the Company introduced a number of performance upgrades to all of its 200mm production systems. Among those are a high performance ceramic shield which improves systems' repeatability and reduces their sensitivity to the type of wafers that are being processed. Other upgrades include a throughput package and an individual lamp control package that could allow a user to achieve Heatpulse 8800 performance on earlier models.

RTP TECHNOLOGY

    During the fabrication process, wafers undergo between 100 to 200 principal steps, nine to fifteen of which are thermal process steps. The following two examples are only a subset of a number of processes in which RTP provides significant technical and economic advantages to its users. The processes described below were among the first processes in which RTP gained widespread acceptance as an industry standard.

    A significant portion of all current RTP applications involve titanium silicide, an important step in manufacturing integrated circuits with reduced feature size and the step that first led to widespread acceptance of RTP in the wafer fabrication process. In integrated circuit manufacturing a thin titanium layer is used to assure adequate conductivity between the silicon material and the overlaying metal conductor. To create a good contact between the titanium and the silicon it must be heated to approximately 650(Degree)C in an inert gas (creating a thin conductive alloy called titanium silicide). Since titanium is very sensitive to even minute traces of oxygen, it is impossible to perform this operation in a conventional large batch furnace. RTP allows quick heating of individual wafers in a small quartz chamber that ensures an extremely low level of residual oxygen. The Company believes that titanium silicide processes will become increasingly important since titanium silicide permits extremely small contact areas while maintaining low contact resistance.

    Another critical thermal process which is limited by conventional furnaces is the activation of foreign dopants introduced into the wafer to build the transistor (the switching element in the circuit). The high temperatures, 950 to 1050(Degree)C, necessary to activate the dopants and complete the creation of the transistor, when achieved in a furnace, cause the dopants to propagate (diffuse) into the material, adversely affecting transistor speed. The use of a very short and precise high temperature RTP step, 1100(Degree)C for 10 seconds, allows the needed activation but prevents diffusion of the dopants, resulting in a significantly faster transistor.

RESEARCH AND DEVELOPMENT

    Rapid Thermal Processing. The market served by the Company is characterized by rapid technological change. The Company believes that continued and timely development of new products and enhancements to existing products are necessary for it to maintain its competitive position. Accordingly, the Company devotes a significant portion of its resources to sustaining and upgrading the Company's existing products to improve serviceability or add new capabilities and features, to decreasing the cost of owning and operating such products, to developing new products with improved capabilities and to maintaining close relationships with its customers in order to identify their product needs. From time to time, the Company enters into joint development efforts with other organizations. For example, the Company has previously engaged in a joint development effort with the Massachusetts Institute of Technology and Sematech, Inc., an industry consortium, on chamber modeling and optimization.

    Product Development. In August 1995, the Company undertook a major development program to design and manufacture a .18 micron rapid thermal processing system. This system was intended to provide the Company with a next generation product. To properly execute this plan, the Company increased its R&D and engineering personnel dedicated and focused on this program. Currently, the Company has approximately 45 professionals working in the following disciplines: hardware, mechanical, computer, control algorithm, software and simulation. This program is headed by the Company's Vice President Product Development and is expected to last approximately two years.

    Integrated Processing. In 1992, the Company became involved in the development of integrated chemical vapor deposition ("CVD") processing systems through its acquisition of Rapro Technology, Inc. ("Rapro"), a research and development stage company. Integrated processing involves the use of more than one process chamber that permits wafers to undergo two or more sequential process steps without removing the wafer from a clean vacuum environment. In May 1995, the Company's CVD cluster tool development activities were transferred to AG Associates (Israel) Ltd. ("AG Israel"), the Company's 49%-owned subsidiary.

    There can be no assurance that the Company's research and development efforts will be successful or that any new products will achieve significant market acceptance.

    During fiscal years ended September 30, 1996, 1995 and 1994, the Company expended $16,653,000, $8,893,000 and $6,078,000, respectively, on research and development, representing approximately 23%, 14% and 15% of revenues for such periods. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES, SERVICE AND MARKETING

    The Company believes that close working relationships with leading integrated circuit manufacturers help to ensure that the Company's products are technically advanced and designed in conjunction with the development of the semiconductor manufacturers' advanced process requirements. These relationships typically involve exchange of material and information to develop processes and equipment needed to manufacture state of the art integrated circuits or to lower the semiconductor manufacturer's cost of ownership. The Company's close working relationships with customers involve working with the customer in a continuous improvement process on selected technical aspects of the Company's products. For example, customer-requested projects have included (a) improving long-term stability of temperature measurement gauges and (b) identifying requirements for, and executing, a remote control software package to allow a specific customer to control the Company's equipment from a remote centralized computer. Such improvements, after testing with selected customers, often become standard on all the Company's products sold worldwide. Financial support for these development programs is generally not provided by the customer.

    The Company's sales cycle is between three and nine months. The shorter cycles relate to existing customers who desire to increase gradually the capacity of their existing fabrication lines. The longer cycles are related to customers who have long-term plans for constructing new production facilities planned at least a year in advance. Historically, the Company has worked with potential customers for long periods of time prior to their acceptance of the Company's products, in some cases as long as five years. Since RTP has gained increased acceptance, this period of time has decreased. Nonetheless, customers generally purchase evaluation units prior to making substantive commitments to purchase the Company's product. Acceptance periods vary widely from customer to customer.

    Warranty periods vary from customer to customer, but generally average 15 months. A limited number of training classes is included in the purchase price of the Company's products. Subsequent training is provided for a nominal fee.

    The Company markets its products both directly, through in-house sales personnel in conjunction with independent sales representatives, or indirectly through independent distributors. To promote its products, the Company uses demonstration laboratories in its San Jose, California facility and maintains an adequate amount of parts inventory. The Company and its sales representatives and distributors have sales and support centers located in the United States, Japan, Korea, Taiwan, Singapore, Europe and Israel. When a higher level of technical expertise is needed, the sales effort is supported by product marketing managers and process engineers who work closely with customers, potential customers and groups of customers to find solutions to their current and future processing challenges. The Company has established relationships with key international distributors, including among others, Canon Sales Co., Inc. ("Canon") and MSE Metron Semiconductors Europa, B.V. and MSA Metron Semiconductors Asia Ltd. (collectively, "Metron"). Canon has represented the Company in Japan since 1985, and Metron has represented the Company in Europe and Korea since 1989 and 1994, respectively. Canon is a principal shareholder of the Company and provides a representative on the Company's Board of Directors.

    The Company's distributors and independent representatives provide essential pre- and post-sale support for the Company's products in their territories and account for a substantial percentage of the Company's sales worldwide. The Company believes that strong sales in the major semiconductor manufacturing markets internationally are important to its future success. All of the Company's sales in Japan are through Canon and those in Europe and Korea are through Metron. Metron and Canon both sell the Company's products under their own warranties and provide service and support to their customers. Canon also customizes systems purchased from the Company for redelivery to Canon's customers' specifications. Net sales to Canon amounted to 25%, 15% and 13% of the Company's net sales for the years ended September 30, 1996, 1995 and 1994, respectively. Net sales to Metron amounted to 14% and 15% for the years ended September 30, 1996 and 1994, respectively. Net sales to Metron for the year ended September 30, 1995 accounted for less than 10% of the Company's net sales.

    International sales represented 54%, 32% and 48% of the Company's net sales for the years ended September 30, 1996, 1995 and 1994, respectively. Because of the magnitude of its international sales, the Company is subject to the normal risks of conducting business internationally. The Company is also subject to general geopolitical risks in connection with its international operations. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase or decrease the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more or less expensive than competitors' products that are denominated in local currencies. See Note 12 of Notes to Consolidated Financial Statements.

    Other than its distributor agreements, the Company currently has no long-term contracts with any of its customers and sales are generally made pursuant to purchase orders. None of the Company's distributors or independent sales representatives has the power to enter into contracts on the Company's behalf or otherwise bind the Company.

CUSTOMERS

    The Company's end-user customers include most of the leading semiconductor manufacturers worldwide. For the year ended September 30, 1996, Intel Corporation accounted for 20% of total net sales and NEC accounted for 17% of total net sales. For the year ended September 30, 1995, Intel Corporation accounted for 29% of total net sales. Sales to International Business Machines accounted for 12% of total net sales for the year ended September 30, 1995. No other end-user customer accounted for more than 10% of the total net sales for fiscal years ended September 30, 1996, 1995 and 1994.

    The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. No assurance can be given that the Company's revenue and operating results will not continue to be adversely affected if downturns in the semiconductor industry continue to occur.

BACKLOG

    The Company's systems backlog (consisting of product scheduled for delivery within the next six months) as of September 30, 1996 and September 30, 1995 was approximately $8.4 million and $29.6 million, respectively. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next six months. All orders are subject to cancellation or delay with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

COMPETITION

    The semiconductor equipment industry, including the Company's segment of the market, is intensely competitive and is characterized by rapid technological change, product obsolescence and heightened competition in many markets. The Company competes with several major domestic and international semiconductor equipment companies, most of which have substantially greater financial, technical, marketing, distribution and other resources than the Company, as well as broader product lines. Additionally, the Company competes with several small semiconductor equipment companies.

    The Company's principal RTP competitors compete based upon both price and performance, having incorporated features similar to those offered by the Company into their RTP products, as well as features such as cluster tool performance, which the Company does not offer. The Company competes by providing complete process solutions to customers, including training for customer personnel, helping identify and resolve process problems on a continuous basis and emphasizing customer service and product quality and reliability. Some competitors attempt to gain market share primarily through pricing products with features similar to the Company's products at prices below those typically offered by the Company. Such competitive pricing pressure has in certain cases necessitated and may continue to necessitate significant price reductions by the Company and has and may continue to result in lost orders which could adversely affect the Company's business. For example, the Company has experienced intensifying price competition from AST Elektronik, a German-based competitor, which has resulted in a loss of some market share for the Company, predominantly in Europe. In addition, many companies, particularly certain Japanese and United States companies, have the financial and technical resources to participate in these markets and have broader product lines. For example, Applied Materials, Inc., a large manufacturer of semiconductor manufacturing equipment located in the United States, has entered the RTP segment of the thermal processing market in which the Company competes and has reported sales of an RTP cluster tool for throughput enhancement to certain of the Company's existing customers. During the second quarter of fiscal 1996, the Company announced that one of its major customers had chosen an Applied Materials system to perform 75% of its RTP steps. The Company was notified that it will continue to receive the remaining 25% of this customer's business for the .25 micron technology. At the time that this competition took place, the Heatpulse 8800 was not yet available for evaluation. Other manufacturers have also announced their intention to enter the RTP market. Some integrated circuit manufacturers may attempt to consolidate all their capital equipment purchases through a single or a small number of vendors. There can be no assurance that companies with broader product lines and greater resources, including Applied Materials, Inc., will not become more formidable competitors in the future.

    The Company also competes with manufacturers of batch diffusion furnaces for application of their differing technologies in various steps of the integrated circuit fabrication process. The Company believes that its ability to compete depends upon its continued success in developing new product features. Moreover, the ability to achieve process uniformity and repeatability, improve breadth of process capability and flexibility, reduce the overall cost of ownership and protect the Company's proprietary technology play an important role in the Company's ability to compete.

MANUFACTURING

    Production is based upon firm customer commitments and anticipated orders and is generally planned six months in advance. The Company's manufacturing operations consist primarily of assembly, integration and final testing of parts and subassemblies supplied by third-party suppliers, all of which are conducted at the Company's manufacturing facility. Once the manufacturing department has completed final testing of all electronic and electromechanical subassemblies which make up one of the Company's products, the completed system is tested by the Company's test engineers. To test each product, the Company's engineers process wafers in the system to ensure that each system meets the customer's process specifications. To increase the efficiency of the Company's manufacturing process, the Company selectively utilizes outside contractors to assemble subassemblies and components. The use of subcontractors enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies without bearing the full risk of obsolescence. This has allowed the Company to increase production rates while avoiding investment in additional facilities and minimizing inventory growth.

    Certain components and subassemblies included in the Company's products are obtained from a single source or a limited group of suppliers and subcontractors in order to assure overall quality and timeliness of delivery. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain adequate supplies of certain components and reduced control over pricing and timely delivery of components. Although the timeliness, quality and pricing of deliveries to date from the Company's suppliers have been acceptable and the Company believes that additional sources of supply will be available should one or more of its suppliers be unable to meet the Company's needs, there can be no assurance that supplies will be available on an acceptable basis. Inability to obtain adequate supplies of components or to manufacture such components internally could delay the Company's ability to ship its products, which could result in the loss of customers who may seek alternative sources of supply.

PATENTS AND OTHER PROPRIETARY RIGHTS

    The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Though the Company has additional patent applications pending in various foreign countries, there can be no assurance that any patents will result from these applications. In addition, the Company has registered the name "Heatpulse" with the U.S. Patent and Trademark Office, restricts access to its technology and enters into confidentiality agreements with its employees and consultants. Finally, the Company relies on copyright protection for the software imbedded in its Heatpulse systems. However, the Company has not registered any portion of the software with any domestic or foreign copyright office.

    There can be no assurance that the Company's patents or other means of intellectual property protection, including the Company's confidentiality agreements and applicable trade secret laws, will provide adequate protection for the Company's intellectual property rights. Further, it is possible that others will develop, copyright or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. While the Company intends to continue to seek patent, copyright, trademark and trade secret protection for its products and manufacturing technology where appropriate, the Company believes that its success depends more on the technical expertise and innovative abilities of its personnel, rather than the protections that these laws can provide.

    The Company is not currently involved in any intellectual property litigation. However, there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or technologies or that, in case of a dispute, licenses will be available on commercially reasonable terms, or at all, with respect to disputed third-party technology. See Item 3 "Legal Proceedings."

    The Company has licensed to Canon certain of the Company's proprietary technology to design and manufacture modifications to its products for resale in Japan. In addition, the Company has transferred joint ownership of the CVD cluster tool technology to AG Israel, together with a license of the Company's RTP temperature measurement technology. See Part III, Item 13 "Certain Relationships and Related Transactions."

EMPLOYEES

    As of September 30, 1996, the Company had 222 full-time employees, including 73 in engineering, research and development, 51 in manufacturing, 58 in service, 23 in marketing and sales and 17 in administration. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

    Many of the Company's employees are highly skilled, and the Company believes its future success will depend in part upon its ability to identify, attract and retain such employees, particularly highly skilled design engineers involved in new product development, for whom competition is intense. In addition, the Company is highly dependent on the skill and experience of its Chairman of the Board, Arnon Gat.

ITEM 2.  PROPERTIES

    In October 1995, the Company moved its headquarters from Sunnyvale, California to a new facility in San Jose, California. The leased San Jose facility houses the Company's management, administrative, manufacturing, engineering, marketing, sales and customer support personnel in two buildings in approximately 115,000 square feet. An option to expand the San Jose facilities by approximately 38,000 square feet is available to the Company within three years. The Company also leases approximately 1,500 square feet of office space for its customer support personnel in Austin, Texas.

    In addition, the Company leases approximately 2,800 square feet of office space for its sales and customer support personnel in Hsin-Chu, Taiwan, Republic of China.

    The Company believes that its existing facilities are suitable and adequate to meet the Company's current requirements. The Company will continue to consider leasing additional facilities as necessary to support its expanding operations in the future.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any intellectual property litigation. However, there has been substantial litigation regarding patent and other intellectual property rights in the semiconductor industry. General Signal Corporation has made a claim against at least two manufacturers of cluster tools that have resulted in litigation to the effect that certain of their cluster tool technologies infringe on General Signal patents. In 1991, at the time that General Signal first raised patent claims in the cluster tool area, the Company joined with six major semiconductor process tool equipment manufacturers in forming an "Ad Hoc Committee for Defense against General Signal Cluster Tool Patents" (the "Ad Hoc Committee"). Based in part on an opinion of patent counsel, the members of the Ad Hoc Committee notified General Signal that the member companies were of the opinion that the General Signal patents were invalid based on (a) prior art, (b) inequitable conduct before the Patent & Trademark Office and (c) estoppel as a result of General Signal's activities in establishing standards for cluster tools and interfaces within the semiconductor industry. The Company believes that the position taken by the Ad Hoc Committee remains valid. Previously, the Company approached General Signal to explore interest in licensing the same patents at issue in the General Signal litigation. The general conditions of the license discussed by General Signal were unacceptable to the Company. Based upon a review of the subject patents, the Company believes that the subject patents are invalid or, if somehow found to be valid, that the Company's cluster tool technology does not infringe. Additionally, the Company has received an opinion of its patent counsel, to the same effect. However, if such a claim were successfully enforced against the Company regarding the cluster tool technology transferred to AG Israel, the value of the Company's investment in AG Israel could diminish. The Company could also be adversely affected as a result of the Company's liability under an indemnity provision with AG Israel and Clal Electronics Industries, Ltd. for any resulting royalties and other damages payable.

    From time to time, the Company may receive or initiate claims or inquiries against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Such claims or inquiries may result in litigation and could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from other tasks, whether or not such claims or inquiries are determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

COMMON STOCK TRADING RANGE

    The Company's Common Stock has been traded on the Nasdag National Market under the symbol AGAI since the company's initial public offering on May 16, 1995. The following table sets forth for the Company's Common Stock the range of high and low closing prices on the Nasdaq National Market.

                                    High          Low
                                    ----          ---
Fiscal 1995

3rd Quarter                         $17.75        $13.00
4th Quarter                          36.81         17.00

Fiscal 1996

1st Quarter                         $31.00        $13.25
2nd Quarter                          15.00          6.38
3rd Quarter                           9.00          6.50
4th Quarter                           7.25          4.75

         The closing price of the Company's Common Stock on December 2, 1996, as reported by the Nasdaq National Market, was $6.25.

COMMON SHAREHOLDERS OF RECORD

         At October 31, 1996, there were approximately 188 shareholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent, excluding shareholders whose stock is held in nominee or street name by brokers. The Company has never paid dividends on its Common Stock and its present policy is to retain earnings to finance anticipated future growth.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA


-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended September 30,
                                                  ---------------------------------------------------------------------------------
(in thousands, except per share data)                   1996              1995            1994             1993            1992
                                                  ------------------  --------------  --------------   --------------  ------------
Consolidated Statement of Income Data:
         Net sales                                    $71,089            $62,725         $40,251          $27,792         $23,883
         Gross profit                                 $31,725            $29,028         $17,578           $7,074          $9,698
         Research and development                     $16,653             $8,893          $6,078           $7,665          $6,138
         Selling, general and administrative          $10,204            $10,562          $7,035           $5,894          $6,243
         Restructuring charges                              -                  -               -           $2,645          $4,102
         Income (loss) from operations                 $4,867             $9,573          $4,465          ($9,130)        ($6,785)
         Income (loss) before income taxes             $4,487             $9,221          $3,361          ($9,467)        ($6,961)
         Net income (loss)                             $2,743             $9,753          $3,224          ($9,496)        ($7,216)
         Net income (loss) per share                    $0.45              $2.05           $0.87           ($2.52)         ($1.93)
         Shares used in per share calculation           6,137              4,770           3,772            3,755           3,746


-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Years Ended September 30,
                                                  ---------------------------------------------------------------------------------
(in thousands)                                          1996              1995            1994             1993            1992
                                                  ------------------  --------------  --------------   --------------  ------------
Consolidated Balance Sheet Data:
         Cash and cash equivalents                     $11,985           $18,858          $1,598             $899            $157
         Working capital (deficiency)                  $26,851           $28,649         ($1,257)         ($4,817)           $756
         Total assets                                  $45,852           $48,825         $14,676          $14,142         $14,749
         Long-term obligations                             $11              $193            $691             $422          $1,220
         Convertible subordinated debentures                 -                 -          $2,107           $2,045               -
         Minority interest in subsidiary                     -                 -          $1,979           $1,979               -
         Shareholders' equity (deficiency)             $35,694           $32,300         ($3,740)         ($7,445)         $1,994



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Quarter Ended
                                                                      -------------------------------------------------------------
(in thousands, except per share data)                                    Sep 30          June 30         March 31         Dec. 31
                                                                      --------------  --------------   --------------  ------------
Consolidated Statement of Income Data: (unaudited)
1996
         Net sales                                                       $8,833          $17,196          $23,200         $21,860
         Gross profit                                                     2,805            7,235           11,229          10,455
         Income (loss) from operations                                   (3,562)             374            3,870           4,185
         Income (loss) before income taxes                               (3,394)              66            3,775           4,040
         Net income (loss)                                               (1,907)              39            2,227           2,384
         Net income (loss) per share                                     ($0.32)           $0.01            $0.37           $0.38

1995
         Net sales                                                       $19,731         $16,780          $13,937         $12,277
         Gross profit                                                      9,349           7,953            6,301           5,425
         Income from operations                                            3,490           2,445            2,036           1,602
         Income before income taxes                                        3,398           2,444            1,858           1,521
         Net income                                                        2,876           3,669            1,761           1,447
         Net income per share                                              $0.46           $0.75            $0.47           $0.38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's common stock price may be subject to significant volatility. For any given period, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's common stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the period or following the end of the period. In general, the Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's Common Stock price at any time.

Except for the historical information contained herein and in the Annual Report of which this Form 10-K is a part, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Form 10-K and the Annual Report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the rate of orders for the Company's products, the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, the impact of the Company's efforts to implement its evolving long-term strategy and the other risks detailed below and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*") various sentences within this Management's Discussion and Analysis of Financial Condition and Results of Operations which contain such forward-looking statements, and words such as "believes," " anticipates," "expects," "future," "intends" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results" and portions of the Annual Report, which all have no asterisks for improved readability, consist primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pricing pressures, availability and cost of component parts and materials from the Company's suppliers, the adequate forecasting of the mix of product demand due to production lead times and capacity constraints, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development expense associated with new product introductions, the timing and level of development costs, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the cyclical nature of the semiconductor industry and economic conditions generally or in various geographic areas. The Company's ability to compete also depends upon the Company's ability to develop new product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. In addition, because of the relatively high selling prices of the Company's products, a significant portion of the Company's net sales in any given period is often derived from the sale of a relatively small number of units, and a change, even though minor, in the number of units sold during a quarter can result in a large fluctuation in net sales for that quarter.

In recent quarters, the Company has experienced declining net sales and has begun to incur net losses on a quarterly basis as a result of the effects of the semiconductor industry's slowing order rate, continuation of a high level of research and development spending on the Company's next generation products and competitive pressures. The Company's ability to reduce the trend of declining net sales, which have started to yield net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generation products and successful competition with the Company's competitors on a price and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline and the Company would experience further net losses, which would have a material adverse effect on the Company's financial condition and results of operations. *In particular, the Company expects net sales for the fiscal year ending September 30, 1997 to be lower than the net sales achieved during fiscal 1996 due to the semiconductor industry's slowing order rate and competitive pressures.

RESULTS OF OPERATIONS

The following table sets forth items in the Company's Consolidated Statement of Income as a percentage of net sales for the periods indicated.

                                                                   Years Ended September 30,
                                                                   -------------------------
                                                             1996(tau)       1995          1994
                                                             ---------       ----          ----

Net sales                                                       100%          100%          100%
Cost of sales                                                   55            54            56
                                                             ----------    ----------    ----------
   Gross profit                                                 45            46            44
                                                             ----------    ----------    ----------
Operating expenses:
   Research and development                                     23            14            15
   Selling, general and administrative                          14            17            18
                                                             ----------    ----------    ----------
          Total operating expenses                              37            31            33
                                                             ----------    ----------    ----------
Income from operations                                           7            15            11
   Other income (expense), net                                   1             *            (2)
   Equity in loss of unconsolidated
      subsidiary                                                (2)            *            ---
Income before income taxes                                       6            15             9
                                                             ----------    ----------    ----------
Provision (benefit) for income taxes                             2            (1)            1
                                                             ==========    ==========    ==========

                                                             ----------    ----------    ----------
Net income                                                      4%            16%            8%
                                                             ==========    ==========    ==========

*      Less than 1 percent
(tau)  Percentages may not total 100% due to rounding

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

Net sales increased to $71.1 million in fiscal 1996 from $62.7 million in fiscal 1995, an increase of 13 percent. Substantially all net sales were derived from rapid thermal processing (RTP) operations for both periods. The sales growth in the current fiscal year was primarily due to the increase in unit sales of the Company's Heatpulse(R) 8108 product and included sales to one customer of $14.0 million compared to $18.1 million in fiscal 1995. However, sales for the fourth quarter of fiscal 1996 declined to $8.8 million as compared to $17.2 million in the third quarter of fiscal 1996 and $19.7 million in the fourth quarter of fiscal 1995. This decline reflects the semiconductor industry's slowing order rate and competitive pressures. The average selling price of the Heatpulse 8108 decreased in fiscal 1996 due primarily to an increasing proportion of distributor sales, which generally have lower selling prices than direct sales. *The Company expects net sales for fiscal 1997, which will be generated predominantly from the sale of the Company's Heatpulse 8800 and Heatpulse 8108 products, to be lower than the net sales achieved during fiscal 1996 due to the semiconductor industry's slowing order rate and competitive pressures. *The Company also believes that unit sales of the Company's 610 and 4100 Series products will stay at a low and constant level of 3 to 5 systems per quarter combined for these two products as they have for fiscal 1996 and fiscal 1995.

Sales to distributors were $27.0 million in fiscal 1996 compared to $12.3 million in the prior fiscal year. The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. In fiscal 1996, Canon represented 24% of net sales, compared to 14% of net sales in fiscal 1995, and Metron represented 14% of net sales, compared to 5% of net sales in fiscal 1995. The increase in sales to distributors was primarily due to increased international sales both in terms of actual sales and as a percent of total sales, as most international sales of the Company are made through distributors. Domestic sales for the Company decreased to $32.5 million in the current fiscal year from $42.9 million in fiscal 1995, a decrease of 24 percent. The decrease in domestic sales is primarily due to the semiconductor industry's slowing order rate and the loss of sales from a major customer to a competitor. International sales for the Company increased to $38.6 million in the current fiscal year from $19.8 million in fiscal 1995, an increase of 95 percent. As a percentage of net sales, international sales increased to 54% for the current fiscal year from 32% in the prior fiscal year. This increased percentage of international sales results primarily from substantially increased sales in terms of absolute dollars, combined with declining domestic sales in terms of absolute dollars. The increase in absolute dollars for international sales in fiscal 1996 was primarily due to increased sales to Europe and Asia, including Japan. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales will continue to account for a significant portion of net sales in fiscal 1997. *However, the percentage of sales will vary on a quarterly basis depending on the timing of orders and the relative strength of domestic sales. International sales are typically denominated in United States dollars. *Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase or decrease the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more or less expensive than competitors' products that are denominated in local currencies. Inflation has not had a material impact on the Company's net sales or income from operations.

The Company's end-user customers include most of the world's leading semiconductor manufacturers. For the year ended September 30, 1996, Intel Corporation accounted for 20% of total net sales and NEC accounted for 17% of total net sales. For the year ended September 30, 1995, Intel Corporation accounted for 29% of total net sales, and International Business Machines Corporation accounted for 12% of total net sales. *The Company expects that a limited number of end-user customers will account for a significant percentage of net sales in fiscal 1997, and there can be no assurance that any significant end-user customer will continue to purchase the Company's products. *The loss of any significant end-user customer, even if replaced by a different significant end-user customer, could have a material adverse effect on the Company's business, results of operations and financial condition. *In this regard, the Company notes that Intel Corporation will be less significant to the Company in fiscal 1997 than in fiscal 1996.

Gross profit increased to $31.7 million in fiscal 1996 from $29.0 million in the prior fiscal year, an increase of 9 percent. However, gross profit for the fourth quarter of fiscal 1996 declined to $2.8 million as compared to $7.2 million in the third quarter of fiscal 1996 and $9.3 million in the fourth quarter of fiscal 1995. This decline reflects the semiconductor industry's slowing order rate and competitive pressures. Gross profit increased from fiscal 1995 to fiscal 1996 as a result of increased sales volume. Gross profit as a percentage of net sales declined to 45% in the current fiscal year from 46% in fiscal 1995. The reduced gross profit percentage resulted primarily from a decline in systems margin as the number of systems sold to distributors increased, an increase in cost incurred on systems sold in Europe that required additional customization to meet more stringent European electronics regulatory standards and an increase in overhead costs as a result of the Company's move to a new facility. This decrease in systems margin was partially offset by an improvement in spares margin. *The Company expects that the gross profit percentage for fiscal 1997 will be lower than in prior years due to the impact of fixed overhead costs on lower expected sales volume.

Research and Development ("R&D") expenses increased to $16.7 million in the current fiscal year from $8.9 million in the prior fiscal year, an increase of 87%. As a percentage of net sales, R&D expenses increased to 23% in fiscal 1996 from 14% in fiscal 1995, reflecting the Company's commitment to bring new products to market. During fiscal year 1996, the Company introduced its newest product, the Heatpulse 8800, which is expected to replace the current model Heatpulse 8108 during fiscal 1997. The Heatpulse 8800 product is a new RTP system designed for volume production environments, where process repeatability, productivity and cost are critical considerations. This product was developed to help semiconductor manufacturers improve performance in all three areas for the full range of RTP process applications. The Company is also developing its next generation platform that is being designed to provide previously unavailable RTP capabilities, both in terms of process results and manufacturing performance, for the 0.25 and 0.18 micron linewidths. *The next generation products are scheduled for introduction in the second or third quarter of calendar 1997. *The failure of the Company to timely develop this new platform, the failure of this new platform to meet customer expectations regarding performance and cost or the failure of this new platform to achieve market acceptance following product introduction would each have a material adverse effect on the Company's business, results of operations and financial condition. *The Company continues to believe that significant investment in R&D is required to remain competitive; however, it anticipates that such expenses in terms of absolute dollars will decline toward the end of fiscal 1997, although such expenses as a percentage of net sales may fluctuate. All R&D costs are expensed as incurred.

Selling, general and administrative ("SG&A") expenses decreased to $10.2 million in fiscal 1996 from $10.6 million in fiscal 1995, a decrease of 3 percent. As a percentage of net sales, SG&A expenses decreased to 14% in fiscal 1996 from 17% in fiscal 1995, reflecting higher sales in the more recent period. The decrease in absolute dollars for the current fiscal year was due primarily to increased sales to distributors, which have lower selling and marketing expenses than direct sales, and the Company's management of expenses in response to the decline in sales during the second half of fiscal 1996, as well as a reduction in sales commissions as a result of lower sales. *The Company anticipates that SG&A expenses will decrease in absolute dollars throughout fiscal 1997 due to lower sales commissions and the Company's continued cost control measures, but will vary as a percentage of net sales.

Other income (expense), net was $772,000 of income in fiscal 1996 and $12,000 of income in fiscal 1995. Interest income (net of interest expense) was $649,000 in fiscal 1996, reflecting interest earned on investment of the Company's cash and investments. Other income also included commissions on quartz sales of $190,000 earned in fiscal 1996.

Equity in loss of unconsolidated subsidiary was $1.2 million for fiscal 1996. This represents the Company's share of the losses of AG Associates (Israel) Ltd. ("AG Israel") during fiscal 1996 as compared to $364,000 from May 1995 through the end of fiscal 1995. In May 1995, a 51 percent interest in AG Israel was acquired by Clal Electronics Industries Ltd. ("Clal Electronics"). The Company retains a 49% interest in AG Israel and thus has accounted for its investment on the equity method since June 1, 1995. Prior to that, AG Israel was accounted for as a wholly-owned subsidiary of the Company and its results of operations were included in the consolidated financial statements of the Company. As of September 30, 1996, the Company's investment in AG Israel had been reduced to zero. *Additional losses from AG Israel's operations will be recorded only to the extent of any future investments by the Company. *The Company is considering a proposal to invest additional amounts in AG Israel in conjunction with proposed investments by other investors.

For fiscal 1996, the Company recorded income tax expense of $1.7 million compared to a benefit for income taxes of $532,000 in fiscal 1995. As a result of the significant increase in profitability during fiscal 1995, the completion of the Company's initial public offering and the closing of the AG Israel transaction with Clal Electronics, the Company reversed its valuation allowance for deferred income taxes, resulting in a tax benefit for fiscal 1995. In fiscal 1996, the effective tax rate of 39% more closely approximates the statutory rates of the jurisdictions in which the Company operates. The impact of AG Israel losses, which are not deductible on the U.S. federal tax return of the Company (9.0%), were offset in part by the tax benefits received from the Company's export sales (4.9%). *The Company anticipates the fiscal 1997 effective tax rate to be similar to the rate experienced during fiscal 1996.

The Company's system backlog (consisting of product scheduled for delivery within the next twelve months) as of September 30, 1996 was approximately $10.3 million as compared to $31.5 million at September 30, 1995. The decrease in backlog was a result of the effects of the semiconductor industry's slowing order rates as customers drastically slowed down their expansion plans, as well as competitive pressures. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation with limited or no penalty. *Because of possible changes in the delivery schedules and additions or cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

Net sales increased to $62.7 million in fiscal 1995 from $40.2 million in fiscal 1994, an increase of 56 percent. Substantially all net sales were derived from rapid thermal processing (RTP) operations for both periods. The sales growth in fiscal 1995 was primarily due to the increase in unit sales of the Company's Heatpulse 8108 product and included sales to one customer of $18.1 million versus $3.4 million in fiscal 1994. The average selling price of the Heatpulse 8108 increased in fiscal 1995 due primarily to an increasing proportion of direct sales, which generally have higher selling prices than sales to distributors. Unit sales of the Company's other products remained relatively stable from fiscal 1994 to fiscal 1995.

Sales to distributors were $12.3 million in fiscal 1995 compared to $11.3 million in the prior fiscal year. Sales to distributors generally resulted in lower gross profit, caused by lower selling prices, which were largely offset by reduced selling and marketing expenses. International sales for the Company increased to $19.8 million in fiscal 1995 from $19.2 million in fiscal 1994, an increase of 3%. As a percentage of net sales, international sales decreased to 32% for the current fiscal year from 48% in the prior fiscal year. This declining percentage of international sales resulted primarily from U.S. sales rising more rapidly during these periods. The increase in absolute dollars for international sales in fiscal 1995 was primarily due to increased sales to the Far East, primarily to Japan and Taiwan, and partially offset by a decrease in sales by the Company's European distributor, principally as a result of increased price competition.

Gross profit increased to $29.0 million in fiscal 1995 from $17.6 million in the prior fiscal year, an increase of 65%. Gross profit as a percentage of net sales improved to 46% in the fiscal 1995 from 44% in fiscal 1994. The improved gross margin percentage resulted primarily from an increasing proportion of direct sales, which generally have higher gross margins than sales to distributors, and an increase in sales to one manufacturer with specific feature requirements and to customers selecting systems with more complex features.

Research and development ("R&D") expenses increased to $8.9 million in fiscal year 1995 from $6.1 million in the prior fiscal year, an increase of 46%. As a percentage of net sales, R&D expenses decreased to 14% in fiscal 1995 from 15% in fiscal 1994, reflecting higher sales in the more recent period. The Company continued its efforts to remain competitive through investments in the development of new features for its current products. The increase in R&D expenses in absolute dollars was primarily attributable to the addition of personnel.

Selling, general and administrative ("SG&A") expenses increased to $10.6 million in fiscal 1995 from $7.0 million in fiscal 1994, an increase of 50%. As a percentage of net sales, SG&A expenses decreased to 17% in fiscal 1995 from 18% in fiscal 1994, reflecting higher sales in the more recent period. The increase in absolute dollars for fiscal 1995 was due primarily to the addition of personnel to support the Company's growth.

Other income (expense), net was $12,000 of income in fiscal 1995 and $1.1 million of expense in fiscal 1994. Interest expense decreased to $370,000 in fiscal 1995 from $570,000 in fiscal 1994 due primarily to lower average debt balances and the repayment of all outstanding indebtedness under the line of credit following the Company's initial public offering in fiscal 1995. Interest income was $352,000 in fiscal 1995, reflecting interest earned on investment of the proceeds from the Company's initial public offering. Other expense in fiscal 1994 included a charge of $400,000 for the revision of the terms of the Investment Company of Bank Hapoalim Ltd.'s ("Hapoalim Investment Co.") minority interest conversion rate, debenture conversion price and warrant price and $190,000 related to a financing transaction that was not completed.

Equity in loss of unconsolidated subsidiary was $364,000 for fiscal 1995. This represents the Company's share of the losses of AG Israel from May of 1995, when a 51% interest in AG Israel was acquired by Clal Electronics, through September 30, 1995. The Company retains a 49% interest in AG Israel and thus has accounted for its investment on the equity method since June 1, 1995. Prior to June 1, 1995, AG Israel was accounted for as a wholly-owned subsidiary of the Company and its results of operations were included in the consolidated financial statements of the Company.

For fiscal 1995, the Company recorded a benefit for income taxes of $532,000 compared to an expense of $137,000 in fiscal 1994. As a result of the significant increase in profitability during the current fiscal year, the completion of the Company's initial public offering and the closing of the AG Israel transaction with Clal Electronics, the Company reversed its valuation allowance for deferred income taxes resulting in a tax benefit for fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash, cash equivalents and short-term investments of $12.0 million, compared to $18.9 million as of September 30, 1995 and $1.6 million as of September 30, 1994. The decrease of $6.9 million from fiscal 1995 to fiscal 1996 was primarily attributable to capital expenditures relating to the Company's move to a new facility, an increase in inventory levels and its required $1 million investment in AG Israel. The increase of $17.3 million from fiscal 1994 to fiscal 1995 was primarily due to the Company's initial public offering in May 1995. Working capital decreased to $26.9 million at September 30, 1996 from $28.6 million at September 30, 1995 and a deficiency of $1.3 million as of September 30, 1994. During fiscal 1996, the Company negotiated a $5 million revolving line of credit, which is available through August 1, 1997. The line is collateralized by all assets of the Company except intellectual property. Borrowings bear interest at prime plus 1.25% per annum. There were no outstanding borrowings at September 30, 1996.

The Company's operating activities provided cash of $673,000 during fiscal 1996. Net income of $2.7 million, a decrease in accounts receivable of $4.9 million and losses from equity in AG Israel of $1.2 million were offset by increases in inventory of $3.3 million along with decreases in accounts payable of $2.4 million, accrued liabilities of $2.2 million and refundable income taxes of $2.1 million. The decrease in accounts receivable was due to increased collection activity and declining sales during the fourth quarter of fiscal 1996. The increase in inventory was primarily due to increased levels of raw materials in preparation for meeting the Company's shipment targets for fiscal 1996, as well as the stocking of offsite spares inventories. The decrease in payables was primarily due to a decrease in purchases during the second half of fiscal 1996. The decrease in accruals was primarily due to reduced commission expense and other payroll accruals and lower level of operations during the second half of 1996. Cash provided by operating activities was $1.4 million in fiscal 1995, as net income of $9.8 million and an increase in accounts payable of $3.2 million, due largely to increased purchases of inventory and the growth in operating expenses, were partially offset by an increase in accounts receivable of $7.3 million, reflecting an increase in net sales, an increase in inventories of $4.1 million to support higher production volumes and an increase in deferred tax assets of $3.9 million, principally due to increased profitability resulting in a reversal of the valuation allowance. Cash provided by operating activities was $4.2 million in fiscal 1994, as net income of $3.2 million and an increase in accrued liabilities of $1.4 million, due to increased commission and payroll accruals, were offset by a decrease in customer advances and deferred revenues.

Cash used in investing activities was $7.3 million in fiscal 1996, $13.5 million in fiscal 1995 and $649,000 in fiscal 1994. Capital expenditures, purchases of short term investments and a required $1 million equity investment in AG Israel were the principal uses of cash in investment activities in fiscal 1996, partially offset by maturities of short term investments. Purchases of short term investments, capital expenditures and an equity investment in AG Israel were the principal uses of cash in investment activities in fiscal 1995. Capital expenditures were approximately $6.9 million in fiscal 1996, $2.2 million in fiscal 1995 and approximately $800,000 in fiscal 1994; the Company did not enter into any new lease agreements in fiscal 1996; the Company leased assets with a cost of $880,000 in fiscal 1995 and $912,000 in fiscal 1994. Capital expenditures in fiscal 1996 were made primarily to support increased personnel levels and facilities upgrades. The Company relocated its entire operations from Sunnyvale, California to San Jose, California during October 1995. The cost of leasehold improvements for this relocation was $2.2 million. *The Company expects that capital expenditures will be approximately $3.2 million in fiscal 1997, principally to support new product development. *The Company is considering a proposal to invest additional amounts in AG Israel in conjunction with proposed investments by other investors.

Financing activities provided cash of $316,000 in fiscal 1996 primarily from the sale of common stock to employees and collections of employee notes receivable, partially offset by the reduction in long-term lease obligations. Financing activities provided cash of $18.8 million in fiscal 1995 principally from net proceeds of $20.2 million resulting from the Company's initial public offering of Common Stock and short-term borrowings to support the cash used by operating activities during the period partially offset by repayments of short-term borrowings. Financing activities used cash of $2.8 million in fiscal 1994 principally reflecting the repayment of short-term borrowings, obligations under capital leases and reductions in long-term debt.

*The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the uncertain nature of the industry, competitive market conditions and the strong commitment to developing the Company's next-generation products, liquidity and working capital are difficult to anticipate beyond the next twelve months. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.


CHANGE IN INDEPENDENT AUDITORS

         Effective in June 1994, the Company selected Deloitte & Touche LLP to replace Ernst & Young LLP as independent auditors for the Company. The decision to change auditors was approved by the Company's Board of Directors. The reports of Ernst & Young LLP on the financial statements of the Company for the fiscal year ended September 30, 1993 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended September 30, 1993 and subsequent interim periods through June 1994, there were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, with disagreements (if not resolved to the satisfaction of the former auditors) would have caused them to make reference in connection with their report to the subject matter of disagreement.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements as of September 30, 1996 and 1995 and for the Three Years in the Period Ended September 30, 1996 and Independent Auditors' Report follow. The pages of the Company's Consolidated Financial Statements are independently numbered from this Form 10-K.

               AG ASSOCIATES, INC.

               CONSOLIDATED FINANCIAL STATEMENTS AS OF
               SEPTEMBER 30, 1996 AND 1995 AND FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1996
               AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AG Associates, Inc.:

We have audited the accompanying consolidated balance sheets of AG Associates, Inc. and its subsidiary (the Company) as of September 30, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the fiscal 1994 income statement of AG Associates (Israel) Ltd. (a consolidated subsidiary in fiscal 1994) which statement reflects total costs and expenses of $1,170,000 for the year ended September 30, 1994. That statement was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for AG Associates (Israel) Ltd. for fiscal 1994 is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the auditors of AG Associates (Israel), Ltd. as described above, such consolidated financial statements present fairly, in all material respects, the financial position of AG Associates, Inc. and its subsidiary at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Jose, California
October 25, 1996

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
      AG Associates (Israel) Ltd.


We have examined the balance sheet of AG Associates (Israel) Ltd. as of September 30, 1993 and 1994 and the related statements of loss, changes in shareholders' equity and cash flows for the period from inception (April 2, 1992) to September 30, 1992 and for the years ended September 39, 1993 and 1994 (not presented separately herein). Our examinations were made in accordance with generally accepted auditing standards, including those prescribed by the Israeli Auditors (Mode of Performance) Regulations, 1973, and accordingly we have applied such auditing procedures as we considered necessary in the circumstances.

In our opinion, the aforementioned financial statements present fairly, in conformity with accounting principles generally accepted in Israel and in the United States (as applicable to the aforementioned financial statements, such accounting principles are practically identical), the financial position of the company at September 30, 1993 and 1994, and the results of its operations and its cash flows for the period ended September 30, 1992 and for the years ended September 30, 1993 and 1994.

Without qualifying our opinion, we draw attention to the fact that the company has suffered losses in considerable amounts since incorporation and is dependent on its parent company in the United States.


KESSELMAN & KESSELMAN

Haifa, Israel
  November 8, 1994

AG ASSOCIATES, INC.

CONSOLIDATED  BALANCE  SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              SEPTEMBER 30,
                                                                     ----------------------------
ASSETS                                                                  1996              1995
                                                                        ----              ----

Current assets:
  Cash and equivalents                                               $  1,996           $  8,258
  Short-term investments                                                9,989             10,600
  Receivables (net of allowances of $903 and $1,456)                    8,560             13,508
  Inventories                                                          11,668              8,394
  Income taxes refundable                                               1,463               --
  Deferred income taxes                                                 2,859              3,665
  Prepaid expenses and other current assets                               462                556
                                                                     --------           --------

           Total current assets                                        36,997             44,981

Property and equipment - net                                            8,210              3,453

Deferred income taxes                                                     645                239

Investment in AG Israel                                                  --                  152
                                                                     --------           --------

Total                                                                $ 45,852           $ 48,825
                                                                     ========           ========


LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                   $  4,669           $  7,041
  Accrued liabilities                                                   5,011              7,170
  Current portion of capital lease obligations                            222                321
  Income taxes payable                                                   --                  650
  Customer advances and deferred revenues                                 245              1,150
                                                                     --------           --------
           Total current liabilities                                   10,147             16,332

Capital lease obligations                                                  11                193

Commitments (Notes 7 and 14)

Shareholders' equity:
  Common stock, no par value: 25,000,000 shares authorized;
    shares outstanding: 1996 - 5,943,503; 1995 - 5,836,399             35,640             35,135
  Notes receivable from shareholders                                     --                  (92)
  Deferred stock compensation                                             (17)               (81)
  Net unrealized loss on short-term investments                           (10)              --
  Retained earnings (accumulated deficit)                                  81             (2,662)
                                                                     --------           --------
           Total shareholders' equity                                  35,694             32,300
                                                                     --------           --------
Total                                                                $ 45,852           $ 48,825
                                                                     ========           ========


See notes to consolidated financial statements.

AG ASSOCIATES, INC.

CONSOLIDATED INCOME STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                             -----------------------------------------------
                                                                               1996               1995                1994
                                                                               ----               ----                ----

Net sales (including sales to a shareholder/distributor of $17,333,
   $9,132 and $5,321)                                                        $ 71,089           $ 62,725           $ 40,251
Cost of sales                                                                  39,365             33,697             22,673
                                                                             --------           --------           --------

  Gross profit                                                                 31,724             29,028             17,578
                                                                             --------           --------           --------
Operating expenses:
  Research and development                                                     16,653              8,893              6,078
  Selling, general and administrative                                          10,204             10,562              7,035
                                                                             --------           --------           --------

           Total                                                               26,857             19,455             13,113
                                                                             --------           --------           --------
Income from operations                                                          4,867              9,573              4,465
                                                                             --------           --------           --------

Other income and expense:
  Interest income                                                                 708                352               --
  Interest expense                                                                (59)              (370)              (570)
  Equity in loss of unconsolidated subsidiary                                  (1,152)              (364)              --
  Other, net                                                                      123                 30               (534)
                                                                             --------           --------           --------

Income before provision (benefit) for income taxes                              4,487              9,221              3,361

Provision (benefit) for income taxes                                            1,744               (532)               137
                                                                             --------           --------           --------

Net income                                                                   $  2,743           $  9,753           $  3,224
                                                                             ========           ========           ========

Net income per share                                                         $   0.45           $   2.05           $   0.87
                                                                             ========           ========           ========

Shares used in per share calculations                                           6,140              4,770              3,772
                                                                             ========           ========           ========


See notes to consolidated financial statements.

AG ASSOCIATES, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
(DOLLARS IN THOUSANDS)


                                                         CONVERTIBLE
                                                       PREFERRED STOCK               COMMON STOCK
                                                 -------------------------     -------------------------
                                                   SHARES          AMOUNT        SHARES         AMOUNT
                                                 ----------     ----------     ----------     ----------

BALANCES,  October 1, 1993                           31,250     $       50      2,946,329     $    8,153

Issuance of common stock                               --             --            1,583              8
Exercise of options                                    --             --            7,562             30
Revision of warrants and debenture terms               --             --             --              400
Deferred stock compensation                            --             --             --              230
Preferred stock dividends                              --             --             --             --
Stock released from Rapro escrow                       --             --          (28,146)           (56)
Net income                                             --             --             --             --
                                                 ----------     ----------     ----------     ----------

BALANCES, September 30, 1994                         31,250             50      2,927,328          8,765

Conversion of minority equity interest                 --             --          271,739          1,979
Initial public offering of common stock                --             --        2,070,000         20,232
Conversion of preferred stock                       (31,250)           (50)         7,813             50
Conversion of subordinated debentures                  --             --          271,739          2,000
Exercise of warrants                                   --             --          173,750          1,529
Common stock issued for services                       --             --           18,750            170
Exercise of options                                    --             --           95,280            410
Amortization of deferred stock compensation            --             --             --             --
Preferred stock dividends                              --             --             --             --
Net income                                             --             --             --             --
                                                 ----------     ----------     ----------     ----------

BALANCES, September 30, 1995                           --             --        5,836,399         35,135

Common stock issued under employee stock
  purchase plan                                        --             --           52,694            310
Exercise of options                                    --             --           54,410            195
Amortization of deferred stock compensation            --             --             --             --
Net unrealized loss on short-term investments          --             --             --             --
Collection of notes receivable                         --             --             --             --
Net income                                             --             --             --             --
                                                 ----------     ----------     ----------     ----------

BALANCES, September 30, 1996                           --       $     --        5,943,503     $   35,640
                                                 ==========     ==========     ==========     ==========




                                                                                          NET
                                                                                       UNREALIZED
                                                     NOTES                               LOSS ON        RETAINED         TOTAL
                                                  RECEIVABLE            DEFERRED          SHORT-        EARNINGS      SHAREHOLDERS'
                                                     FROM                STOCK            TERM        (ACCUMULATED       EQUITY
                                                 SHAREHOLDERS         COMPENSATION    INVESTMENTS       DEFICIT)      (DEFICIENCY)
                                                 ------------         ------------    ------------    ------------    ------------

BALANCES,  October 1, 1993                           $    (14)              $-         $   --           $(15,634)        $ (7,445)

Issuance of common stock                                 --               --               --               --                  8
Exercise of options                                      --               --               --               --                 30
Revision of warrants and debenture terms                 --               --               --               --                400
Deferred stock compensation                              --               (128)            --               --                102
Preferred stock dividends                                --               --               --                 (3)              (3)
Stock released from Rapro escrow                         --               --               --               --                (56)
Net income                                               --               --               --              3,224            3,224
                                                 ------------         ------------    ------------    ------------    ------------

BALANCES, September 30, 1994                              (14)            (128)            --            (12,413)          (3,740)

Conversion of minority equity interest                   --               --               --               --              1,979
Initial public offering of common stock                  --               --               --               --             20,232
Conversion of preferred stock                            --               --               --               --               --
Conversion of subordinated debentures                    --               --               --               --              2,000
Exercise of warrants                                     --               --               --               --              1,529
Common stock issued for services                         --               --               --               --                170
Exercise of options                                       (78)            --               --               --                332
Amortization of deferred stock compensation              --                 47             --               --                 47
Preferred stock dividends                                --               --               --                 (2)              (2)
Net income                                               --               --               --              9,753            9,753
                                                 ------------         ------------    ------------    ------------    ------------

BALANCES, September 30, 1995                              (92)             (81)            --             (2,662)          32,300

Common stock issued under employee stock
  purchase plan                                          --               --               --               --                310
Exercise of options                                      --               --               --               --                195
Amortization of deferred stock compensation              --                 64             --               --                 64
Net unrealized loss on short-term investments            --               --                (10)            --                (10)
Collection of notes receivable                             92             --               --               --                 92
Net income                                               --               --               --              2,743            2,743
                                                 ------------         ------------    ------------    ------------    ------------

BALANCES, September 30, 1996                         $   --           $    (17)        $    (10)        $     81         $ 35,694
                                                 ============         ============    ============    ============    ============

See notes to consolidated financial statements.

AG ASSOCIATES, INC.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(IN THOUSANDS)

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                              ------------------------------------------
                                                                                1996             1995             1994
                                                                              --------         --------         --------
Cash flows from operating activities:
  Net income                                                                  $  2,743         $  9,753         $  3,224
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                                2,078            1,073              608
    Equity in loss of unconsolidated subsidiary                                  1,152              364             --
    Deferred income taxes                                                          400           (3,904)            --
    Deferred stock compensation and stock issued for services rendered              64              217              102
    Interest accrued (paid) on convertible subordinated debentures                --               (107)              97
    Revision of warrant and debenture terms                                       --               --                400
    Other                                                                           17              105              (56)
    Changes in assets and liabilities:
      Receivables                                                                4,948           (7,276)            (810)
      Inventories                                                               (3,274)          (4,071)             206
      Prepaid expenses and other current assets                                     94             (327)             (55)
      Accounts payable                                                          (2,372)           3,201               19
      Accrued liabilities                                                       (2,159)           2,164            1,445
      Customer advances and deferred revenues                                     (905)            (259)          (1,037)
      Income taxes payable/refundable                                           (2,113)             441               12
                                                                              --------         --------         --------

           Net cash provided by operating activities                               673            1,374            4,155
                                                                              --------         --------         --------

Cash flows from investing activities:
  Purchases of short-term investments                                           (3,199)         (10,600)            --
  Maturities of held-to-maturity investments                                     3,800             --               --
  Investment in AG Israel                                                       (1,000)            (782)            --
  Other assets                                                                    --                 15              160
  Capital expenditures                                                          (6,852)          (2,173)            (809)
                                                                              --------         --------         --------

           Net cash used for investing activities                               (7,251)         (13,540)            (649)
                                                                              --------         --------         --------

Cash flows from financing activities:
  Short-term borrowing                                                            --              2,000            1,600
  Repayments of short-term borrowing                                              --             (4,400)          (3,700)
  Reductions in long-term obligations                                             (281)            (865)            (742)
  Proceeds from initial public offering                                           --             20,232             --
  Sales of common stock                                                            505            1,861               38
  Collection of notes receivable                                                    92             --               --
  Preferred stock dividends                                                       --                 (2)              (3)
                                                                              --------         --------         --------

           Net cash provided by (used for) financing activities                    316           18,826           (2,807)
                                                                              --------         --------         --------

Net increase (decrease) in cash and equivalents                                 (6,262)           6,660              699

Cash and equivalents at beginning of period                                      8,258            1,598              899
                                                                              --------         --------         --------

Cash and equivalents at end of period                                         $  1,996         $  8,258         $  1,598
                                                                              ========         ========         ========

                                                                                                              (Continued)

AG ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                       ---------------------------------------------
                                                                         1996               1995              1994
                                                                         ----               ----              ----

Supplemental schedule of noncash investing and financing
  activities:
  Assets acquired under capital leases                                       $-            $   280            $ 435
                                                                        =======            =======            =====
  Deferred stock compensation                                                $-                 $-            $ 230
                                                                        =======            =======            =====
  Conversion of subordinated debentures, preferred stock and
    minority interests                                                       $-            $ 4,029               $-
                                                                        =======            =======            =====
  Conversion of minority equity interest                                     $-            $ 1,979               $-
                                                                        =======            =======            =====
  Exercise of stock options in exchange for notes receivable                 $-            $    78               $-
                                                                        =======            =======            =====
  Transfer of net liabilities to unconsolidated subsidiary:
    Property                                                                               $   101
    Current liabilities                                                                       (285)
    Capital leases                                                                             (82)
                                                                                            -------

    Net                                                                                      $(266)
                                                                                            =======
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                            $    50            $   369            $ 471
                                                                        =======            =======            =====
    Income taxes                                                        $ 3,207            $ 2,930            $ 104
                                                                        =======            =======            =====


See notes to consolidated financial statements.

AG ASSOCIATES, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

1.    ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

      ORGANIZATION - AG Associates, Inc. (the Company) was incorporated in California in October 1981. The Company designs, manufactures, markets and supports advanced single-wafer, rapid thermal processing (RTP) equipment used in the manufacture of integrated circuits. The Company's products, marketed under the Heatpulse(R) name, utilize high intensity light to precisely heat a single silicon wafer which results in a chemical process needed to produce an integrated circuit. These products are manufactured at the Company's California location and sold primarily to semiconductor manufacturers through a direct sales force in the United States and foreign distributors.

      CONSOLIDATION - The consolidated financial statements for fiscal 1996 include the accounts of AG Associates, Inc. and its wholly-owned subsidiary, Rapro Technology, Inc. (Rapro). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements of the Company for fiscal 1995 and 1994 also include the results of operations of AG Associates (Israel) Ltd. (AG Israel) for the period through May 31, 1995. As a result of the sale of the controlling interest of AG Israel (see Note 13), the Company has accounted for its remaining 49% interest in AG Israel using the equity method since June 1, 1995.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and short-term investments, as well as accounts receivable. The Company has placed the majority of its cash and cash equivalents and short-term investments with high-quality financial institutions.

      The Company sells its products primarily to large companies in the semiconductor industry. Credit risk is further mitigated by the Company's credit evaluation process. The Company does not require collateral or other security to support receivables. While the Company maintains allowances for potential credit losses, actual bad debt losses to date have not been material.

      FINANCIAL STATEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the level of the allowance for potentially uncollectible receivables; inventory reserves for obsolete, slow moving or nonsalable inventory, certain accruals and estimated costs for installation, warranty and other customer support obligations. Actual results could differ from these estimates.

      CASH EQUIVALENTS - Cash equivalents are highly liquid debt investments acquired with a maturity of three months or less at date of purchase.

      SHORT-TERM INVESTMENTS - The Company has classified its short-term corporate debt securities and its adjustable rate preferred stock investments as "available for sale" securities, and the carrying value of these securities is fair market value, as determined by quoted market prices. Net unrealized losses on these investments have been recorded as a separate component of shareholders' equity, net of related tax.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The Company reviews the levels of its inventories in light of current and forecasted demand to identify and provide reserves for obsolete, slow-moving, or nonsalable inventory.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Equipment under capital lease and leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

      RESEARCH AND DEVELOPMENT - All research and development costs are expensed as incurred. The Company's products include certain software applications which are integral to the operation of the product. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of the technological feasibility of the software and/or development of the related hardware.

      REVENUE RECOGNITION - Sales are generally recognized upon shipment. Estimated costs for installation, warranty and other customer support obligations which are considered insignificant, are accrued in the period that sales are recognized. Services outside the warranty period are generally provided to customers on a "time and materials" basis, and are recognized when the services are performed.

      INCOME TAXES - The Company provides for income taxes using the asset and liability approach defined by Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

      NET INCOME PER SHARE - Net income per share is based upon the weighted average number of common and dilutive common equivalent shares (common stock options, warrants and securities convertible into the Company's common stock) outstanding. Net income for fiscal 1994 is adjusted for the interest on convertible debentures assumed converted.

2.    INVESTMENTS

      Short-term investments at September 30 consist of (in thousands):


                                                                   GROSS                 GROSS                FAIR
                                              AMORTIZED          UNREALIZED            UNREALIZED            MARKET
1996                                             COST              GAINS                 LOSSES              VALUE
                                              --------            --------             --------             --------

Available-for-sale investments:
  Adjustable rate preferred stocks            $  2,500            $     --             $     --             $  2,500
  Corporate debt securities                      7,499                  10                  (20)               7,489
                                              --------            --------             --------             --------

                                              $  9,999            $     10             $    (20)            $  9,989
                                              ========            ========             ========             ========

1995

Available-for-sale investments -
  Adjustable rate preferred stocks            $  6,800            $     --             $    --              $  6,800
Held-to-maturity investments -
  Corporate debt securities                      3,800                   3                  (26)               3,777
                                              --------            --------             --------             --------

                                              $ 10,600            $      3             $    (26)            $ 10,577
                                              ========            ========             ========             ========

      There were no realized gains or losses for the years ended September 30, 1996 and 1995. All corporate debt securities held at September 30, 1996 mature within one year.

3.    INVENTORIES

      Inventories consist of (in thousands):

                                                   SEPTEMBER 30,
                                           ---------------------------
                                             1996               1995
                                             ----               ----

Raw materials                              $   7,865           $ 3,819
Work-in-process                                3,803             4,575
                                           ----------          -------

                                           $  11,668           $ 8,394
                                           ==========        =========


      Inventories are shown net of reserves for obsolete, slow-moving, and nonsalable inventory of $3,289,000 and $2,669,000 at September 30, 1996 and 1995, respectively.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of (in thousands):

                                                            SEPTEMBER 30,
                                                      -------------------------
                                                        1996             1995
                                                      --------         --------

Machinery and equipment                               $  9,534         $  5,535
Furniture and fixtures                                     643            1,698
Leasehold improvements                                   2,273            1,221
Construction in progress                                   235              499
                                                      --------         --------

Total                                                   12,685            8,953
Accumulated depreciation and amortization               (4,475)          (5,500)
                                                      --------         --------

Property and equipment - net                          $  8,210         $  3,453
                                                      ========         ========

5.    ACCRUED  LIABILITIES

      Accrued liabilities consist of (in thousands):


                                                              SEPTEMBER 30,
                                                      --------------------------
                                                       1996                1995
                                                      ------              ------

Warranty reserve                                      $2,440              $2,651
Compensation and benefits                              1,186               1,630
Commissions                                              502                 850
Other                                                    883               2,039
                                                      ------              ------

                                                      $5,011              $7,170
                                                      ======              ======


6.    BORROWING  ARRANGEMENTS

      The Company has a line of credit with a bank which provides for borrowings of up to $5,000,000, limited to outstanding accounts receivable, as defined, which expires August 1, 1997. The line of credit is collateralized by substantially all of the Company's assets. Advances bear interest at the bank's reference rate (8.25% at September 30, 1996) plus 1.25%. At September 30, 1996, no balance was outstanding under this line.

      The line of credit is subject to certain financial covenants including maintenance of a minimum quick ratio of 1.25:1 and tangible net worth of $32,000,000 and a maximum ratio of debt to total net worth of 1:1 and maximum quarterly net loss of $2,050,000, $1,750,000, $1,550,000, and
      $650,000 for the fourth quarter of fiscal 1996 and the first, second and third quarters of fiscal 1997, respectively. At September 30, 1996, the Company is in compliance with these covenants.

7.    LEASES

      Equipment with a cost and accumulated amortization of $714,000 and $499,000 at September 30, 1996, respectively, ($880,000 and $395,000 at
      September 30, 1995) has been leased under capital leases.

      In July 1995, the Company entered into a seven year lease, with an option for a five-year extension, for a 115,000 square foot office and manufacturing facility, located in San Jose, California. The Company commenced occupation of the new site in November 1995.

      Future minimum annual capital and operating lease commitments at September 30, 1996 are as follows (in thousands):


                                              OPERATING        CAPITAL
                                               LEASES          LEASES
                                              --------         -------

1997                                           $  868          $  228
1998                                              869              16
1999                                              897              --
2000                                              931              --
2001                                              966              --
Thereafter through 2002                         1,001              --
                                               ------          ------

Total minimum lease payments                   $5,532             244
                                               ======
Amount representing interest                                       11
                                                               ------
Present value of minimum lease payments                        $  233
                                                               ======


      Rent expense for operating leases was approximately $1,134,000, $684,000 and $661,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

8.    SHAREHOLDERS'  EQUITY

      SERIES A CONVERTIBLE PREFERRED STOCK

      Upon consummation of the Company's initial public offering in May 1995, all Series A convertible preferred stock was automatically converted into 7,813 shares of common stock.

      COMMON STOCK

      In May 1995, the Company completed an initial public offering of 2,070,000 shares of common stock, including the underwriter's overallotment of 270,000 shares, resulting in total proceeds to the Company of $20,232,000, net of issuance costs.

      During fiscal 1993, the Company issued $2,000,000 in convertible subordinated debentures (the Debentures) to the Investment Company of Bank of Hapoalim Ltd. (Hapoalim Investment Co.). In May 1995, at the election of Hapoalim Investment Co. and upon consummation of the Company's initial public offering, principal on the Debentures was converted into 271,739 shares of the Company's voting common stock at a price of $7.36 per share.

      In addition, Hapoalim Investment Co. had a warrant to purchase 173,750 shares of the Company's common stock. In connection with the public offering in May 1995, the warrant was exercised, resulting in proceeds to the Company of $1,529,000.

      NOTES RECEIVABLE FROM SHAREHOLDERS

      Certain notes had been received from officers for the acquisition of shares of common stock. All notes were canceled as of September 30, 1996.

      STOCK OPTION AND PURCHASE PLANS

      Under the Company's stock option plans (the Plans), 1,500,000 shares of Common Stock are reserved for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors, contractors and consultants. Under the Plans, options are granted at fair value at the date of grant as determined by the Board of Directors. Generally, such options become exercisable over periods of one to four years and expire ten years from the grant date.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997 and requires measurement of awards made beginning in fiscal 1996.

      The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma effect of net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements for its stock option plans. As a result, for options issued to employees, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

      Option activity under the Plans was as follows:

                                        NUMBER              OPTION PRICE
                                       OF SHARES              PER SHARE
                                       ---------        ----------------------

Outstanding, October 1, 1993            198,881         $ 0.80     --   $ 9.24

Granted                                 509,350         $ 3.00     --   $ 4.00
Exercised                                (7,562)        $ 0.80     --   $ 6.96
Canceled                               (237,889)        $ 0.80     --   $ 9.24
                                       ---------

Outstanding, September 30, 1994         462,780         $ 2.32     --   $ 9.24

Granted                                 414,824         $ 7.60     --   $33.19
Exercised                               (95,280)        $ 2.32     --   $ 9.24
Canceled                                (63,347)        $ 2.40     --   $ 8.50
                                       ---------

Outstanding, September 30, 1995         718,977         $ 2.40     --   $33.19

Granted                                 868,363         $ 5.38     --   $31.21
Exercised                               (54,410)        $ 2.40     --   $ 9.24
Canceled                               (725,014)        $ 4.00     --   $33.19
                                       ---------

Outstanding, September 30, 1996         807,916         $ 2.40     --   $31.21
                                       =========

      At September 30, 1996, the weighted average exercise price of outstanding options was $6.44. In addition, 229,979 options were exercisable and 637,674 options were available for future grant.

      As of September 30, 1996 and 1995, nonqualified options to purchase 74,934 and 4,375 shares, respectively, were outstanding to consultants and directors at prices ranging from $3.60 to $16.71.

      In June 1996, the Company canceled options to purchase 495,439 shares of common stock exercisable at $7.38 to $33.19 per share and issued replacement options with an exercise price of $7.21 per share.

      In May 1994, the Company canceled options to purchase 86,875 shares of common stock exercisable at $4.80 to $7.40 per share and issued replacement options with an exercise price of $4.00 per share.

      In connection with certain grants of certain stock options to employees in fiscal 1994, the Company had recorded $230,000 for the difference between the deemed fair value for accounting purposes and the option price as determined by the Board at the date of grant. Of such amount, $102,000 related to option grants which had previously vested and accordingly were expensed in fiscal 1994; the remaining $128,000 is presented as a reduction of shareholders' equity and is being amortized over the 48-month vesting period of the related stock options. Amortization of deferred stock compensation for 1996 and 1995 was $64,000 and $47,000, respectively.

      In November 1994, the Company reserved 50,000 shares for a directors stock option plan. Options to exercise 6,000 shares at prices ranging from $9.14 to $17.50 have been issued under this plan at September 30, 1996.

      In November 1994, the Company reserved 250,000 shares for sale under the 1994 Employee Stock Purchase Plan, designed to qualify under Internal Revenue Code Section 423(b). Stock may be offered for purchase by employees at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to annual limitation. In fiscal 1996, 52,694 shares were issued under this Plan for net proceeds to the Company of $310,000. No shares had been issued under this Plan in fiscal 1995.

9.    INCOME  TAXES

      The income before provision (benefit) for income taxes consists of the following (in thousands):


                                            YEARS ENDED SEPTEMBER 30,
                               ------------------------------------------------
                                 1996                1995                1994
                               --------            --------            --------

Domestic                       $  5,639            $ 10,043            $  3,895
Foreign                          (1,152)               (822)               (534)
                               --------            --------            --------

Total                          $  4,487            $  9,221            $  3,361
                               ========            ========            ========


      The provision (benefit) for income taxes consists of (in thousands):


                                                  YEARS ENDED SEPTEMBER 30,
                                             -----------------------------------
                                              1996           1995          1994
                                             -------       -------       -------
Federal:
  Current                                    $ 1,253       $ 2,650       $    57
  Deferred                                       334        (3,200)           --
                                             -------       -------       -------
                                               1,587          (550)           57
State:
  Current                                         91           722            80
  Deferred                                        66          (704)           --
                                             -------       -------       -------

Provision (benefit) for income taxes         $ 1,744       $  (532)      $   137
                                             =======       =======       =======


      A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows (in thousands):


                                                  YEARS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                             1996           1995          1994
                                            -------       -------       -------

Tax at federal statutory rate               $ 1,570       $ 3,227       $ 1,313
State taxes                                      87           436            53
Foreign sales corporation benefit              (220)         (238)           --
Foreign losses not deductible                   403           177            --
Other                                           (28)           95            --
Tax impact of AG Israel transaction              --         2,136            --
Decrease in valuation allowance                 (68)       (6,365)       (1,229)
                                            -------       -------       -------

Provision (benefit) for income taxes        $ 1,744       $  (532)      $   137
                                            =======       =======       =======


      The tax impact of the AG Israel transaction arises primarily from the transfer of technology, assets and liabilities of Rapro to AG Israel; preacquisition net operating loss carryforwards of Rapro were utilized as a result of this transaction.

      The components of the net deferred tax assets as of September 30 were as follows (in thousands):


                                                                1996           1995
                                                               -------       -------
Deferred tax assets:
  Net operating loss and credit carryforwards of Rapro         $ 1,408       $ 1,476
  Credit carryforwards                                             106            --
  Reserves not currently deductible for tax purposes             2,753         3,665
  Book depreciation over tax depreciation                          645           239
                                                               -------       -------

Gross deferred tax assets                                        4,912         5,380
Valuation allowance - Rapro net operating loss and credit
  carryforwards                                                 (1,408)       (1,476)
                                                               -------       -------

Net deferred tax assets                                        $ 3,504       $ 3,904
                                                               =======       =======


      Realization of the tax benefit related to the Company's deferred tax assets is dependent upon the generation of future taxable income. Management has determined that recognition of its deferred tax assets is considered more likely than not at September 30, 1996, and therefore, has provided no valuation allowance. The valuation allowance at September 30, 1995 of $1,476,000, which related to amounts arising from Rapro's preacquisition carryforwards, was reduced to $1,408,000 in 1996 due to utilization of $68,000 of these carryforwards. The credit carryforwards expire in 2006.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 15% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the Plan to date.

11.   SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

      The Company leased a facility during fiscal years 1996, 1995 and 1994 from a shareholder. Rent expense related to this lease for 1996, 1995 and 1994 was $72,000, $396,000 and $446,000, respectively.

      Sales and accounts receivable related to significant customers were:


                                                     SALES AS A PERCENTAGE
                                   ACCOUNTS              OF NET REVENUES
                                  RECEIVABLE               YEARS ENDED
                                 SEPTEMBER 30,            SEPTEMBER 30,
                                --------------     ------------------------
                                1996      1995     1996       1995     1994
                                ----      ----     ----       ----     ----

Distributor/shareholder           *       25%       25%       15%       13%
Distributor                      37%      10        14         *        15
Intel                             *       37        20        29         *
NEC                               *        *        17         *         *
IBM                               *       13         *        12         *

*  Less than 10% of net revenues or accounts receivable

12. GEOGRAPHIC AND CUSTOMER INFORMATION

      Information concerning the Company's operations by geographic area as of and for the three years ended September 30, 1996 follows (in thousands). Interregion transfers and eliminations represent transfers between AG Israel for the periods in which it was consolidated through May 31, 1995 and domestic operations and are based on prices that approximate selling prices to foreign distributors.


                                                        YEAR ENDED SEPTEMBER 30,
                                                --------------------------------------
                                                  1996           1995           1994
                                                --------       --------       --------
Net sales:
  From the United States to:
    United States                               $ 32,460       $ 42,882       $ 21,018
    Japan                                         19,263          9,132          5,321
    Europe                                        10,108          3,078          6,629
    Taiwan                                         7,044          7,134          4,830
    Other Far East countries                       2,214            274          1,968
    Other                                           --              225            485
  From Middle East (interregion transfers)          --             --              637
  Eliminations                                      --             --             (637)
                                                --------       --------       --------
                                                $ 71,089       $ 62,725       $ 40,251
                                                ========       ========       ========
Operating income (loss):
  United States                                                $ 10,319       $  5,133
  Middle East                                                      (746)          (497)
  Eliminations                                                     --             (171)
                                                               --------       --------

                                                               $  9,573       $  4,465
                                                               ========       ========

Identifiable assets:
  United States                                                                $13,586
  Middle East                                                                    1,294
  Eliminations                                                                    (204)
                                                                              --------
           Total assets                                                        $14,676
                                                                              ========


      Export revenues as a percentage of net revenues were 54%, 32% and 48% in 1996, 1995 and 1994, respectively.

13.   AG ISRAEL

      In 1992, the Company established AG Israel for the purpose of developing, manufacturing and marketing platforms for moving and controlling silicon wafers for the semiconductor industry. During fiscal 1993, the Company sold an approximate 49.9% interest in AG Israel to Hapoalim Investment Co. and Yozma Venture Capital (Yozma). The Company retained a 50.1% voting interest. Hapoalim Investment Co. and Yozma had the right to convert all of their interests in AG Israel to shares of the Company's common stock. Accordingly, the Company had recognized 100% of AG Israel's losses since its inception.

      In April 1994, the Company obtained the right to induce conversion of this minority interest at any time. In return, Hapoalim Investment Co. purchased the shares held by Yozma and the Company revised the exchange rate at which Hapoalim Investment Co. could exchange its interest in AG Israel from $9.20 to $7.36 per share, and also revised the conversion rate of the debentures from $9.20 to $7.36. The Company also modified the terms of the warrant held by Hapoalim Investment Co., decreasing the exercise price to the lower of $9.15 or 80% of the price of the shares in an initial public offering. The fair value at April 1994 of these revisions to the exchange rate, conversion rate and warrant price were estimated to be $400,000 and was included in other expense.

      In February 1995, the Company exercised its exchange right and issued 271,739 shares of common stock to acquire all of the outstanding shares of AG Israel. Also, in February 1995, the Company entered into an agreement for the sale of the controlling interest in the research, development and other business operations of its Rapro and AG Israel operations. Under the agreement, effective upon the close of the Company's initial public offering in May 1995, the Company contributed rights to the chemical vapor deposition (CVD) and cluster tool technologies, certain assets and liabilities of Rapro and cash of $500,000 to AG Israel. AG Israel issued stock equal to a 51% interest to Clal Electronics Industries Ltd. (Clal Electronics) in exchange for $2,500,000. In addition, Clal Electronics had agreed to permit reimbursement to the Company for advances made to AG Israel subsequent to September 30, 1994 through the closing of this transaction in May 1995; such reimbursements totaled $521,000. AG Israel is devoting its principal efforts to the development of cluster tools using the technologies received from the Company; the Company and Clal Electronics paid AG Israel an additional $1,000,000 and $2,000,000, respectively, under the agreement. The Company has a right for a five-year period to repurchase Clal Electronics interest in AG Israel and to terminate the joint ownership of the technology for a repurchase price equal to 100% of amounts contributed to AG Israel by Clal Electronics plus simple interest at 25% of such contributions for each year from the date the contribution was made, plus, under certain circumstances, $500,000. The Company also entered into a voting agreement with Clal Electronics that covers, among other items, rights to elect directors of AG Israel and rights of each of the parties to acquire additional shares of AG Israel.

      Pursuant to the terms of the agreement, Clal Electronics acquired approximately 544,000 shares (9.9%) of the Company's outstanding shares of common stock from existing shareholders of the Company. After three years, Clal Electronics may increase its ownership in the Company up to 12% and, if its ownership exceeds 10%, Clal Electronics has the right to nominate a member for election to the Company's Board of Directors.

      As a result of AG Israel's stock sale, the Company has accounted for its 49% investment in AG Israel using the equity method since June 1, 1995. Results of operations of AG Israel and Rapro prior to June 1, 1995 have been included in the consolidated statement of operations. These operations had combined net sales of $339,000 and $1,124,000 and a net loss of $822,000 and $972,000 for the eight months ended May 31, 1995 and in fiscal 1994, respectively.

      Condensed summary financial information (unaudited) of AG Israel as of and for the year ended September 30, 1996 is as follows (in thousands):


Current assets                                                       $5,127
Total assets                                                         $7,098
Current liabilities                                                  $3,677
Noncurrent liabilities                                               $  533

Net sales                                                            $2,997
Total expenses                                                        5,522

Net loss                                                             $2,525

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by this Item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7, above.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information concerning the Company's directors required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders (the "Proxy Statement") under the heading "Election of Directors." The information concerning the Company's executive officers required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  (1)  Financial Statements: See Index to Financial Statements, page
                   20.
              (2) Financial Statement Schedules: See Index to Financial Statement Schedules, page 20.
              (3)  Exhibits: See Index to Exhibits, pages 21-22.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on the 16th day of December, 1996.


                             AG ASSOCIATES, INC.


                             By: /s/ DENNIS V. FAVERO
                                ----------------------------------------------
                             Vice President, Finance & Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                              Title                                     Date
             ----------                              -----                                     ----

        /s/ ARNON GAT                   Director, Chairman of the Board and               December 16, 1996
   ------------------------------       Chief Executive Officer (Principal
          Arnon Gat, Ph.D.              Executive Officer)



           /s/ ANITA GAT                Director, Vice President Administration           December 16, 1996
    -----------------------------       and Secretary
              Anita Gat


        /s/ NORIO KURODA                Director                                          December 16, 1996
    -----------------------------
            Norio Kuroda


         /s/ JOHN MOORE                 Director                                          December 16, 1996
    ------------------------------
             John Moore


        /s/ CECIL PARKER                Director                                          December 16, 1996
     -----------------------------
            Cecil Parker

                               AG ASSOCIATES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page(s) in
                                                                                                 Consolidated
                                                                                                 Financial
                                                                                                 Statements
                                                                                                 ------------
Independent Auditors' Reports                                                                         1-2
Consolidated Balance Sheets - September 30, 1996 and 1995                                              3
Consolidated Income Statements - Years Ended September 30, 1996, 1995 and 1994                         4
Consolidated Statements of Shareholders' Equity (Deficiency) - Years Ended September 30, 1996,         5
   1995 and 1994
Consolidated Statements of Cash Flows - Years Ended September 30, 1996, 1995 and 1994                 6-7
Notes to Consolidated Financial Statements                                                            8-17


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                       Page
                                                                                                       ----
Schedule II Valuation and Qualifying Accounts                                                           24
Report of Independent Auditors on Financial Statement Schedule                                          25

                               AG ASSOCIATES, INC.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    EXHIBITS                      PAGE NO.
------                                    --------                      --------

3.01(1)           Registrant's Amended and Restated Articles of
                  Incorporation
3.02(1)           Certificates of Amendment to Registrant's Articles
                  of Incorporation
3.03(1)           Form of Registrant's Amended and Restated Articles
                  of Incorporation filed upon closing of initial
                  public offering
3.04(1)           Registrant's Amended and Restated Bylaws
4.01(1)           Form of Specimen Certificate for Registrant's Common
                  Stock
10.01(1)          Registrant's 1982 Stock Option Plan, as amended, and
                  forms of related documents
10.02(2)          Registrant's 1993 Stock Option Plan and related
                  documents
10.03(1)          Registrant's 1994 Directors Stock Option Plan and
                  related documents
10.04(1)          Registrant's 1994 Employee Stock Purchase Plan
10.05(1)          Form of Indemnification Agreement entered into by
                  Registrant with each of its directors and executive officers
10.06(1)          Separation Agreement, dated September 30, 1994, by
                  and between Registrant and Mickey Margalit
10.07(1)          Letter Agreement with David Yoffie, dated February
                  23, 1995
10.08(1)          Lease Agreement, dated June 4, 1985, by and between
                  Registrant and Menlo Caspian Investment Company, including amendments one and two thereto, all related letter agreements and a related stock purchase agreement
10.09(1)          Lease Agreement, dated August 11, 1994, by and
                  between Registrant and RREEF USA FUND-II Inc.
10.10(1)          Line of Credit Agreement by and between Registrant
                  and the Fuji Bank, Ltd. dated February 28, 1992, and all modifications and extensions relating thereto
10.11(1)          Contract by and between Registrant, AG Associates
                  (Israel) Limited and Investment Company of Bank of
                  Hapoalim, Ltd. dated January 8, 1993, as amended
10.12(1)          Form of Convertible Debenture issued by Registrant
                  to Investment Company of Bank Hapoalim on January 8,
                  1993 and February 21, 1993
10.13(1)          Security Agreement, dated January 8, 1993 by and
                  between Registrant and Investment Company of Bank
                  Hapoalim
10.14(1)          Investment Representation Letter, dated February 21,
                  1995, from Investment Company of Bank Hapoalim, Ltd.
                  to Registrant
10.15(1)          Registration Rights Agreement, dated February 26,
                  1995, by and among Investment Company of Bank
                  Hapoalim, Clal Electronics Industries, Ltd. and
                  Registrant
10.16(1)          Voting Agreement, dated February 26, 1995, by and
                  among Registrant, Investment Company of Bank
                  Hapoalim, Arnon Gat and Anita Gat
10.17(1)          International Distributor Agreement, dated December
                  10, 1993, by and between Registrant's wholly owned subsidiary, AG Associates Foreign Sales, Inc. and
                  MSA Metron Semiconductors Asia Ltd
10.18(1)          International Distributor Agreement, dated February
                  1, 1994, by and between AG Associates Foreign Sales,
                  Inc. and MSE Metron Semiconductors Europa B.V.
10.19(1)          International Distributor Agreement, dated December
                  12, 1985, by and between AG Associates Foreign
                  Sales, Inc. and Canon Sales Co., Inc as amended
10.20(1)          Stock Purchase Agreement, dated July 28, 1989, by
                  and among Registrant, Canon a Sales Co., Inc. and
                  Nippon Typewriter Corporation

EXHIBIT
NUMBER                                  EXHIBITS                        PAGE NO.
------                                  --------                        --------

10.21(1)          Stock Purchase Agreement, dated August 30, 1989, by
                  and between Registrant and Appex Corporation
10.22(1)          Technology Transfer and License Agreement by and
                  between Registrant and Canon Sales Co., Inc. dated
                  July 28, 1989, as amended
10.23(1)          Improvement License Agreement, dated March 14, 1994,
                  by and between Registrant and Canon Sales Co., Inc.
10.24(1)          Purchase Agreement, dated June 23, 1993, by and
                  between Registrant and Equipe
10.25(1)          Technologies Letter Agreement between Fuji Bank,
                  Limited and Registrant, dated April 11, 1995
10.26(1)          Agreement, dated February 27, 1995, by and among,
                  Registrant, Clal Electronics Industries Ltd., AG
                  Associates (Israel) Ltd., Arnon Gat, Anita Gat and
                  Rapro Technology Inc.
10.27(1)          Amendments and PreClosing Agreement among the
                  parties to the Agreement filed as Exhibit 10.26 to
                  the Registration Statement, dated April 13, 1995,
                  April 18, 1995, April 20, 1995, and April 24, 1995,
                  respectively
10.28(1)          Amendment to Convertible Debentures, dated April 25,
                  1995, between Investment Company of Bank Hapoalim
                  and Registrant
10.29(3)          Lease Agreement, dated July 21, 1995, by and between
                  Registrant and South Bay/Fortran, including
                  amendment one, dated October 6, 1995
10.30(3)          Separation Agreement, dated November 8, 1995, by and
                  between Registrant and David Yoffie
10.31(3)          Letter Agreement and Promissory Note with Julio L.
                  Guardado, dated July 20, 1995
10.32(3)          Letter Agreement with Susan Salvesen, dated December
                  6, 1995
10.33(4)          Executive Bonus Plan
10.34(4)          Transition Services Agreement, dated as of March 25,
                  1996, by and between Registrant, AG Israel and AGI,
                  Inc.
10.35(4)          Sublease, for reference purposes only, dated August
                  20, 1996, by and between Registrant, AGI, Inc. and
                  AG Israel
10.36(4)          Separation Agreement, dated July 29, 1996, by and
                  between Registrant and Patrick B. Halahan
10.37(4)          Separation Agreement, dated July 29, 1996, by and
                  between Registrant and Ronald G. Manley
10.38(4)          Loan Agreement, dated August 2, 1996, by and between
                  Registrant and Silicon Valley Bank
11.01(4)          Computation of Earnings Per Share
23.02(4)          Consent of Deloitte & Touche LLP, Independent
                  Auditors
23.04(4)          Consent of Kesselman & Kesselman, Independent
                  Auditors
27.00(4)          Financial Data Schedule
------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-90382) filed with and declared effective by the Securities and Exchange Commission on May 15, 1995.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-02360) filed with and declared effective by the Securities and Exchange Commission on March 14, 1996.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.

(4)  Filed herewith.

                               AG ASSOCIATES, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                Charged    Charged
                                  Balance at    to Costs   to Other                    Balance at
                                  Beginning       and      Accounts-                      End
         Description              of Period     Expenses   Describe    Deductions      of Period
-----------------------------     ---------     --------   --------    ----------      ---------
ALLOWANCE FOR DOUBTFUL
     ACCOUNTS

Year Ended September 30, 1996       $1,456       $    0       $0       $  553  (1)       $  903

Year Ended September 30, 1995          534        1,161        0          239  (1)        1,456

Year Ended September 30, 1994          310          355        0          131  (1)          534

-----------------------------

INVENTORY RESERVES

Year Ended September 30, 1996       $2,669       $1,385       $0       $  765  (4)       $3,289

Year Ended September 30, 1995        1,517        2,304        0        1,152  (4)        2,669

Year Ended September 30, 1994        2,330          353        0        1,166  (4)        1,517

-----------------------------

WARRANTY RESERVES

Year Ended September 30, 1996       $2,651       $3,713       $0       $3,924  (3)       $2,440

Year Ended September 30, 1995        2,313        3,420        0        3,082  (2)        2,651

Year Ended September 30, 1994        1,796        1,661        0        1,144  (3)        2,313

-----------------------------

(1) Represents writeoffs of uncollectible accounts

(2) $2,832 represents actual warranty expense incurred, $250 represents transfer to AG Associates (Israel), Ltd.

(3) Represents actual warranty expense incurred

(4) Represents write offs of inventories

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

We have audited the consolidated financial statements of AG Associates, Inc. as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996 and have issued our report thereon dated October 25, 1996; such financial statements and report are included in this 1996 Annual Report on Form 10-K. Our audits also included the financial statement schedule of AG Associates, Inc., listed in Item 14(a)2. Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements takes as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
October 25, 1996