Form 10-Q
period 1996-12-31
AG ASSOCIATES INC
filed 1997-02-14
CIK 942124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

 [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended December 31, 1996

                                       or

 [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from       to
                                                ------   ------

                         Commission file number: 0-25862

                               AG ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)


          California                                            94-2776181
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

The number of shares outstanding of the Registrant's Common Stock, no par value, was 5,956,771 at January 31, 1997.

                               AG ASSOCIATES, INC.

INDEX

                               Description                                                           Page Number
-----------------------------------------------------------------------------------------            -----------
Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Statements of Operations for the Three Month
                  Periods Ended December 31, 1996 and 1995                                                3

             Condensed Consolidated Balance Sheets as of December 31, 1996 and
                  September 30, 1996                                                                      4

             Condensed Consolidated Statements of Cash Flows for the Three Month
                  Periods Ended December 31, 1996 and 1995                                                5

             Notes to Condensed Consolidated Financial Statements                                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              7

Part II: Other Information

      Item 1:  Legal Proceedings                                                                         13

      Item 2:  Changes in Securities                                                                     13

      Item 3:  Defaults Upon Senior Securities                                                           13

      Item 4:  Submission of Matters to a Vote of Security Holders                                       13

      Item 5:  Other Information                                                                         13

      Item 6:  Exhibits and Reports on Form 8-K                                                          13

Signature                                                                                                14

                               AG ASSOCIATES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended December 31,
                                                              -------------------------------
                                                                  1996            1995
                                                                --------        --------
Net sales                                                       $  9,133        $ 21,860
Cost of sales                                                      5,734          11,405
                                                                --------        --------
     Gross profit                                                  3,399          10,455

Operating expenses:
     Research and development                                      3,175           3,375
     Selling, general and administrative                           2,090           2,895
                                                                --------        --------
Total operating expenses                                           5,265           6,270
                                                                --------        --------
Income (loss) from operations                                     (1,866)          4,185
     Interest income, net                                            139             213
     Other income, net                                                --              17
     Equity interest in loss of unconsolidated subsidiary             --            (375)
                                                                --------        --------
Income (loss) before income taxes                                 (1,727)          4,040
Provision (credit) for income taxes                                 (432)          1,656
                                                                --------        --------
Net income (loss)                                               $ (1,295)       $  2,384
                                                                ========        ========
Net income (loss) per share                                     ($  0.22)       $   0.38
                                                                ========        ========
Shares used in per share computations                              5,948           6,205
                                                                ========        ========

See Notes to Condensed Consolidated Financial Statements

                               AG ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           December 31,   September 30,
                                                              1996           1996
                                                            --------        --------
                                                          (unaudited)          (*)
ASSETS
Current assets:
     Cash and equivalents                                   $  1,367        $  1,996
     Short-term investments                                    8,890           9,989
     Accounts receivable, net                                  7,787           8,560
     Inventories                                              11,010          11,668
     Income taxes refundable                                   1,463           1,463
     Deferred tax assets                                       3,291           2,859
     Prepaid expenses and other current assets                   538             462
                                                            --------        --------
         Total current assets                                 34,346          36,997
Property and equipment, net                                    8,501           8,210
Deferred tax assets                                              645             645
                                                            --------        --------
         Total assets                                       $ 43,492        $ 45,852
                                                            ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $  4,040        $  4,669
     Accrued liabilities                                       2,673           2,571
     Warranty reserve                                          2,082           2,440
     Current portion of capital lease obligations                201             222
     Customer advances and deferred revenue                       64             245
                                                            --------        --------
         Total current liabilities                             9,060          10,147
Capital lease obligations                                         --              11
Shareholders' equity
     Common stock                                             35,669          35,640
     Deferred stock compensation                                  --             (17)
     Net unrealized loss on short-term investments               (23)            (10)
     Retained earnings (Accumulated deficit)                  (1,214)             81
                                                            --------        --------
         Total shareholders' equity                           34,432          35,694
                                                            --------        --------
           Total liabilities and shareholders' equity       $ 43,492        $ 45,852
                                                            ========        ========

(*)  Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                               Three Months Ended December 31,
                                                                               -------------------------------
                                                                                    1996           1995
                                                                                   -------        -------
Cash flows from operating activities:
     Net income (loss)                                                             ($1,295)       $ 2,384
     Reconciliation to net cash used in
         operating activities:
         Depreciation and amortization                                                 665            407
         Equity interest in loss of unconsolidated subsidiary                           --            375
         Deferred income taxes                                                        (432)            --
         Deferred stock compensation                                                    17             12
         Changes in assets and liabilities:
            Accounts receivable                                                        773         (5,324)
            Inventories                                                                658         (3,546)
            Prepaid expenses and other current assets                                  (76)            93
            Accounts payable                                                          (629)         2,103
            Accrued liabilities and warranty reserve                                  (256)         1,385
            Customer advances and deferred revenue                                    (181)          (163)
            Income taxes payable                                                        --          1,657
                                                                                   -------        -------
                Net cash used in operating activities                                 (756)          (617)
Cash flows from investing activities:
     Purchases short-term investments                                               (1,264)        (9,344)
     Maturities of short-term investments                                            2,350          8,804
     Capital expenditures                                                             (956)        (3,531)
                                                                                   -------        -------
                Net cash provided by (used in) investing activities                    130         (4,071)
Cash flows from financing activities:
     Reductions in capital lease obligations                                           (32)           (48)
     Proceeds from repayment of shareholder notes                                       --             92
     Proceeds from issuance of common stock                                             29             20
                                                                                   -------        -------
                Net cash provided by (used in) financing activities                     (3)            64
                                                                                   -------        -------
Net decrease in cash and equivalents                                                  (629)        (4,624)
Cash and cash equivalents at beginning of period                                     1,996          8,258
                                                                                   -------        -------
Cash and cash equivalents at end of period                                         $ 1,367        $ 3,634
                                                                                   =======        =======
Supplemental disclosure of cash flow information Cash paid during the period for:
         Interest                                                                  $    34        $    18
                                                                                   =======        =======
         Income taxes                                                              $     0        $   217
                                                                                   =======        =======

See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996
(Unaudited)

NOTE 1 - Basis of Presentation

The financial statements have been prepared by AG Associates, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all normal recurring adjustments which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for all interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire year. The information included in this report should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.


NOTE 2 - Per Share Information

Net loss per share information for the three months ended December 31, 1996 is computed using the weighted average number of common shares outstanding. Common-equivalent shares attributable to stock options outstanding are excluded from the computation as their effect is anti-dilutive. Net income per share information for the three months ended December 31, 1995 is computed using the weighted average number of common and dilutive common-equivalent shares attributable to stock options outstanding.


NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                            (in thousands)
                                                     December 31,      September 30,
                                                        1996              1996
                                                       -------           -------
                  Raw materials                        $ 7,663           $ 7,865
                  Work-in-progress                       3,347             3,803
                                                       -------           -------
                  Total                                $11,010           $11,668
                                                       =======           =======

                               AG ASSOCIATES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1996 contained in the Company's 1996 Annual Report on Form 10-K. All references are to the Company's fiscal periods ended December 31, 1996 and December 31, 1995, unless otherwise indicated.

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

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the rate of orders for the Company's products, the timely availability and acceptance of new products, the impact of competitive products and pricing, the management of growth, the impact of the Company's efforts to implement its evolving long-term strategy and the other risks detailed below and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-Q which contain such forward looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

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

                               AG ASSOCIATES, INC.

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

Results of Operations

The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                                 1996         1995
                                                                 ----         ----
                  Net sales                                       100%         100%
                  Cost of sales                                    63           52
                                                                 ----         ----
                       Gross profit                                37           48
                  Operating expenses:
                       Research and development                    35           16
                       Selling, general and administrative         23           13
                                                                 ----         ----
                  Total operating expenses                         58           29
                                                                 ----         ----
                  Income (loss) from operations                   (21)          19
                       Interest income (expense), net               2            1
                       Other income, net                            *            *
                       Equity interest in loss of
                         unconsolidated subsidiary                  *           (2)
                                                                 ----         ----
                  Income (loss) before income taxes               (19)          18
                  Provision (credit) for income taxes              (5)           7
                                                                 ----         ----
                  Net income (loss)                               (14)%         11%
                                                                 ====         ====

--------------

*   less than 1%

                               AG ASSOCIATES, INC.

Net Sales

Net sales for the first quarter of fiscal 1997 were $9.1 million compared with $21.9 million for the same period in fiscal 1996, representing a decrease of 58%. The decline in sales in the first quarter of fiscal 1997 was due primarily to the decrease in unit sales of the Company's Heatpulse(R) 8108 product and to a lesser extent, a decrease in sales volume of spare parts, both of which the Company believes were attributable to the semiconductor industry's slow order rate and competitive pressures. Unit sales of the Company's other products have remained relatively stable. *The Company anticipates that sales volume of its products will continue to be below the levels experienced during the prior fiscal year as a result of the effects of the semiconductor industry's continued slow order rate, as well as competitive pressures. *Such a low volume of sales could have an adverse effect on the Company's business and future results of operations.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. For the three months ended December 31, 1996 and 1995, Canon represented 17% and 18% of net sales, respectively, and Metron represented 9% and 11% of net sales, respectively. Total international sales fell to $2.9 million in the first quarter of fiscal 1997 from $9.5 million in the same period of the prior fiscal year, a decrease of 70%. The sharp reduction in international sales in absolute dollars was primarily a result of the overall reduction in net sales. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1997. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of domestic sales.

One end-user customer represented 22% of net sales in the three months ended December 31, 1996 compared to this customer representing 39% and two other end-user customers representing 15% and 11% for the same period last fiscal year. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from a competitor who has substantially greater resources than the Company, particularly in the sale of rapid thermal processing ("RTP") systems designed for 0.25 micron applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of the continued slow order rate for the Company's RTP systems and competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales.

Gross Profit

Gross profit for the first quarter of fiscal 1997 was $3.4 million representing a decrease of 68% when compared with gross profit of $10.5 million for the same period in fiscal 1996. Gross profit as a percentage of net sales decreased to 37% in the three months ended December 31, 1996 from 48% for the same period in the prior fiscal year. The decrease in gross margin for the three months ended December 31, 1996 compared to the same period in fiscal 1996 was primarily attributable to fixed costs being spread over a much lower net sales base and, to a lesser extent, to a change in the mix of systems sales, resulting in a higher percentage of net sales coming from systems with lower gross margins in the three months ended December 31, 1996 compared to the same period in fiscal 1996. This decrease in systems margin was partially offset by an improvement in spares margin. *The Company anticipates that its gross margin will

                               AG ASSOCIATES, INC.

continue to decline in the near future as sales volume continues to be below the level experienced during the prior fiscal year as a result of the effects of the semiconductor industry's continued slow order rate as well as competitive pressures. *Continued lower margins could have an immediate adverse effect on the Company's business and results of operations.

Research and Development Expenses

Research and development ("R&D") expenses were $3.2 million for the first quarter of fiscal 1997, representing a decrease of $200,000 (6%) when compared with the same period in fiscal 1996. As a percentage of net sales, R&D spending increased to 35% for the first quarter of fiscal 1997 from 15% for the comparable period in the prior fiscal year as a result of substantially lower sales. R&D expenses in terms of absolute dollars decreased only slightly as to the Company continues to develop its next generation platform that is being designed to provide previously unavailable RTP capabilities, both in terms of process results and manufacturing performance for the 0.25 and 0.18 micron linewidths. *The next generation products are scheduled for introduction in the third or fourth quarter of calendar 1997. *The failure of the Company to timely develop this new platform, the failure of this new platform to meet customer expectations regarding performance and cost or the failure of this new platform to achieve market acceptance following product introduction would each have a material adverse effect on the Company's business, results of operations and financial condition. *The Company continues to believe that significant investment in R&D is required to remain competitive; however, it anticipates that such expenses in terms of absolute dollars will decline toward the end of fiscal 1997, although such expenses as a percent of net sales may fluctuate quarter to quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $2.1 million for the first quarter of fiscal 1997, representing a decrease of $805,000 (28%) when compared with the same period in fiscal 1996. The decrease in absolute dollars for the first fiscal quarter of 1997 was due primarily to the Company's management of expenses in response to the decline in sales in recent quarters as well as decreased commissions arising from lower sales levels. As a percentage of net sales, SG&A spending increased to 23% for the first quarter of fiscal 1997 from 13% in the comparative period last year, due to the result of lower sales in the more recent quarter. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales. *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest Income, Net

Interest income, net decreased to $139,000 for the first quarter of fiscal 1997 from $213,000 in the comparable period in fiscal 1996, primarily due to lower interest income earned on the Company's cash and investments as a result of lower cash and investment balances.

Equity Interest in Loss of Unconsolidated Subsidiary

Although AG Associates (Israel) Ltd. ("AG Israel"), the Company's unconsolidated subsidiary, incurred net losses in both the three months ended December 31, 1996 and 1995, the Company was not required to recognize its proportionate share of such net loss for the first quarter of fiscal 1997 compared to $375,000 in the same period of the prior fiscal year as the Company's investment in AG Israel had previously been reduced to zero during fiscal 1996. *Additional losses from AG Israel's operations will be recorded only to the extent of any future investments by the Company. *The Company is considering a proposal to invest additional amounts in AG Israel in conjunction with proposed investments by other investors. *To the extent that the

                               AG ASSOCIATES, INC.

Company fails to participate in this or any future investment in AG Israel at a participation percentage at least equal to its percentage ownership interest in AG Israel, the Company's ownership interest in AG Israel will be diluted. *Upon participation in any AG Israel financing, the Company would commence recognition of its share of subsequent AG Israel losses.

Provision (Credit) for Income Taxes

The Company has recorded a federal tax benefit as a result of its loss during the first quarter of fiscal 1997, the effect of which may be carried back and used to offset federal taxes paid during the immediate three prior fiscal years or carried forward up to fifteen years to offset future taxable income. The fiscal 1997 tax benefit rate of 25% represents the Company's current estimate of its annual effective tax rate, which is lower than the 41% tax expense rate in 1996 as a result of the lack of state loss carryback provisions, foreseeable losses deductible for tax purposes and expected limitations on the realizability of certain federal deductions. *A significant change in income or loss from anticipated levels would have a significant impact on this tax rate.

Backlog

The Company's system backlog (consisting of product scheduled for delivery within the next twelve months) as of December 31, 1996 was approximately $11.1 million as compared to $10.3 million at September 30, 1996. The small increase in backlog was achieved notwithstanding a customer's cancellation of the majority of a previously reported order; however, backlog continues to reflect the effects of the semiconductor industry's continuing slow order rates as customers continue with reduced expansion plans, as well as competitive pressures. *Given the small increase in backlog, the Company expects revenues for the three months ended March 31, 1997 to be somewhat higher than revenues for the three months ended December 31, 1996; however the results of operations are expected to continue to yield a net loss, and there can be no assurance that the Company will achieve higher net sales in the three months ended March 31, 1997. *In addition, there can be no assurance that the Company's net sales will not decline following the three months ended March 31, 1997 or that the Company will not incur further losses, and such a decline and/or such losses would have a material adverse effect on the Company's business, results of operations and financial condition. *The Company believes that the successful introduction of its next generation product, currently scheduled for the third quarter of calendar 1997, and the market acceptance of this product, is critical to the Company's future financial success. *The failure to successfully introduce this product in a timely manner, or the failure of this product to achieve market acceptance, would have a material adverse effect on the Company's business, financial condition and result of operations. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity And Capital Resources

As of December 31, 1996, the Company had cash, cash equivalents and short-term investments of $10.3 million, compared to $12.0 million as of September 30, 1996. The decrease of $1.7 million was primarily attributable to expenditures in support of research and development as well as the Company's operating results. Working capital decreased to $25.3 million at December 31, 1996 from $26.9 million at September 30, 1996.

The Company's operating activities used cash of $756,000 during the first quarter of fiscal 1997. Net loss before depreciation and amortization charges, an increase in deferred taxes and

                               AG ASSOCIATES, INC.

decreases in accounts payable and accrued liabilities were partially offset by a decrease in accounts receivable and inventory. The decrease in accounts receivable was primarily due to lower sales levels during the two most recent quarters. The decrease in inventory was primarily due to the Company's efforts to reduce inventory.

The Company's investing activities provided cash of $130,000 during the first quarter of fiscal 1997, due to purchases and sales of short-term investments of $1.3 million and $2.4 million, respectively, and capital expenditures of $1.0 million. This is a $2.5 million decrease in capital expenditures from the prior year's quarter, which reflected investments made in connection with the Company's move to a new facility. *The Company currently anticipates that its capital expenditures may be as much as $2.2 million for the remainder of fiscal 1997, principally to support new product development. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash used in financing activities was $3,000 during the three months ended December 31, 1996, consisting primarily of proceeds from the issuance of common stock, offset by payments for capital lease obligations.

*The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the uncertain nature of the industry, competitive market conditions and the strong commitment to developing of the Company's next-generation products, liquidity and working capital requirements are difficult to anticipate beyond the next twelve months. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

         A)  Exhibits

                  Exhibit 11.01 Statement re Computation of Earnings per Share (see page 15)

                  Exhibit 27        Financial Data Schedule

         B)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                               AG ASSOCIATES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AG Associates, Inc.
                                   (Registrant)



Dated:  February 13, 1997       By: /s/ ARNON GAT
                                   -------------------------------------------
                                   Arnon Gat
                                   President and Acting Chief Financial Officer
                                   (Duly Authorized and Principal Financial
                                   Officer)

                                 EXHIBIT INDEX

Exhibit                 Description
-------                 -----------
11.01                   Statement Regarding Computation of Earnings Per Share

27                      Financial Data Schedule