Form 10-Q
period 1997-03-31
AG ASSOCIATES INC
filed 1997-05-15
CIK 942124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                  For the quarterly period ended March 31, 1997

                                       or

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

                                Yes [ X ] No [   ]


The number of shares outstanding of the Registrant's Common Stock, no par value, was 5,990,938 at April 30, 1997.

                               AG ASSOCIATES, INC.


INDEX


                               Description                                                           Page Number
-----------------------------------------------------------------------------------                 -----------

Part I:  Financial Information

Item 1:  Financial Statements

             Condensed Consolidated Statements of Operations for the Three and Six
                  Month Periods Ended March 31, 1997 and 1996                                             3

             Condensed Consolidated Balance Sheets as of  March 31, 1997 and
                  September 30, 1996                                                                      4

             Condensed Consolidated Statements of Cash Flows for the Six Month Periods
                  Ended March 31, 1997 and 1996                                                           5

             Notes to Condensed Consolidated Financial Statements                                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              7

Part II: Other Information

      Item 1:  Legal Proceedings                                                                         13

      Item 2:  Changes in Securities                                                                     13

      Item 3:  Defaults Upon Senior Securities                                                           13

      Item 4:  Submission of Matters to a Vote of Security Holders                                       13

      Item 5:  Other Information                                                                         13

      Item 6:  Exhibits and Reports on Form 8-K                                                          14

Signature                                                                                                15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                Three Months Ended March 31,         Six Months Ended March 31,
                                                              ---------------------------------    -------------------------------

                                                                     1997             1996              1997           1996
                                                                 -------------    -------------     ------------    --------------

Net sales                                                          $11,140          $23,200           $20,273         $45,060
Cost of sales                                                        9,329           11,971            15,063          23,376
                                                                -------------    -------------     ------------    --------------
     Gross profit                                                    1,811           11,229             5,210          21,684

Operating expenses:
     Research and development                                        2,850            4,378             6,027           7,753
     Selling, general and administrative                             1,994            2,981             4,084           5,876
                                                                -------------    -------------     ------------    --------------
Total operating expenses                                             4,844            7,359            10,111          13,629
                                                                -------------    -------------     ------------    --------------
Income (loss) from operations                                       (3,033)           3,870            (4,901)          8,055
     Interest income (expense), net                                     84              167               187             380
     Other income, net                                                  26               15                63              32
     Equity interest in loss of unconsolidated subsidiary               --             (277)               --            (652)
                                                                -------------    -------------     ------------    --------------
Income (loss) before income taxes                                   (2,923)           3,775            (4,651)          7,815
Provision (benefit) for income taxes                                  (731)           1,548            (1,163)          3,204
                                                                -------------    -------------     ------------    --------------

Net income (loss)                                                  ($2,192)          $2,227           ($3,488)         $4,611
                                                                =============    =============     ============    ==============


Net income (loss) per share                                         ($0.37)           $0.37            ($0.59)          $0.75
                                                                =============    =============     ============    ==============



Shares used in per share computations                                5,953            6,081             5,957           6,169
                                                                =============    =============     ============    ==============

See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              March 31,              September 30,
                                                                                 1997                     1996
                                                                          -------------------      -------------------
                                                                             (unaudited)                  (*)
ASSETS

Current assets:
     Cash and equivalents                                                            $1,051                   $1,996
     Short-term investments                                                           6,323                    9,989
     Accounts receivable, net                                                         8,881                    8,560
     Inventories                                                                      8,642                   11,668
     Income taxes refundable                                                          1,463                    1,463
     Deferred tax assets                                                              4,022                    2,859
     Prepaid expenses and other current assets                                          709                      462
                                                                           ------------------      -------------------
         Total current assets                                                        31,091                   36,997

Property and equipment, net                                                           8,344                    8,210
Deferred tax assets                                                                     645                      645
                                                                           ------------------      -------------------
         Total assets                                                               $40,080                  $45,852
                                                                           ==================      ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $3,810                   $4,669
     Accrued liabilities                                                              2,339                    2,571
     Product warranty reserves                                                        1,616                    2,440
     Current portion of capital lease obligations                                        90                      222
     Customer advances and deferred revenue                                              --                      245
                                                                           ------------------      -------------------
         Total current liabilities                                                    7,855                   10,147

Capital lease obligations                                                                --                       11

Shareholders' equity
     Common stock                                                                    35,673                   35,640
     Deferred stock compensation                                                         --                      (17)
     Net unrealized loss on short-term investments                                      (42)                     (10)
     Retained earnings (accumulated deficit)                                         (3,406)                      81
                                                                           ------------------      -------------------
         Total shareholders' equity                                                  32,225                   35,694
                                                                           ------------------      -------------------
           Total liabilities and shareholders' equity                               $40,080                  $45,852
                                                                           ==================      ===================

(*)  Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                 Six Months Ended March 31,
                                                                           -----------------------------------
                                                                                1997                   1996
                                                                           ------------          -------------
Cash flows from operating activities:

     Net income (loss)                                                        ($3,488)                 $4,611
     Reconciliation to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                          1,364                     905
         Equity interest in loss of unconsolidated subsidiary                      --                     652
         Deferred income taxes                                                 (1,163)                   (671)
         Deferred stock compensation                                               --                      37
         Changes in assets and liabilities:
            Accounts receivable                                                  (321)                   (784)
            Inventories                                                         3,026                  (4,120)
            Prepaid expenses and other current assets                            (247)                    181
            Accounts payable                                                     (859)                   (411)
            Accrued liabilities and product warranty reserve                   (1,056)                    848
            Customer advances and deferred revenue                               (245)                   (242)
            Income taxes payable                                                   --                     567
                                                                           ------------           ------------
                Net cash provided by (used in) operating activities            (2,989)                  1,573

Cash flows from investing activities:
     Purchases of short-term investments                                       (6,281)                (23,819)
     Maturities of short-term investments                                       9,916                  26,545
     Capital expenditures                                                      (1,498)                 (4,981)
     Investment in unconsolidated subsidiary                                       --                    (500)
                                                                           ------------           ------------
                Net cash provided by (used in) investing activities             2,137                  (2,755)

Cash flows from financing activities:
     Reductions in capital lease obligations                                     (143)                   (152)
     Proceeds from repayment of shareholder notes                                  --                      92
     Proceeds from issuance of common stock                                        50                     226
                                                                           ------------           ------------
                Net cash provided by (used in) financing activities               (93)                    166

                                                                           ------------           ------------
Net decrease in cash and equivalents                                             (945)                 (1,016)

Cash and equivalents at beginning of period                                     1,996                   8,258

                                                                           ------------           ------------
Cash and equivalents at end of period                                          $1,051                  $7,242
                                                                           ============           ============

Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest                                                                 $52                     $35
                                                                           ============           ============
         Income taxes                                                              $0                  $3,308
                                                                           ============           ============

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

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


NOTE 2 - Per Share Information

Net loss per share information for the three and six month periods ended March 31, 1997 are computed using the weighted average number of common shares outstanding. Common-equivalent shares attributable to stock options outstanding are excluded from the computation as their effect is anti-dilutive. Net income per share information for the three and six month periods ended March 31, 1996 are computed using the weighted average number of common and dilutive common-equivalent shares attributable to stock options outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. The Company has determined that adoption of SFAS 128 will not have a material effect on losses per share which have been previously reported.


NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                                                  (in thousands)
                                                                          March 31,         September 30,
                                                                            1997                1996
                                                                        --------------       ---------

                  Raw materials                                           $5,629               $7,865
                  Work-in-progress                                         3,013                3,803
                                                                           -----                -----

                  Total                                                   $8,642              $11,668
                                                                          ======              =======


Inventories are shown net of reserves for obsolete, slow-moving and non-salable inventory of $4,810,000 and $3,289,000 at March 31, 1997 and September 30, 1996,
respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1996 contained in the Company's 1996 Annual Report on Form 10-K. All references are to the Company's fiscal periods ended March 31, 1997 and March 31, 1996, unless otherwise indicated.

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

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the rate of orders for the Company's products, the timely availability and acceptance of new products, the impact of competitive products and pricing, the potential obsolescence of inventories, the management of growth, the management of cost containment during periods of low or negative revenue and earnings growth, the impact of the Company's efforts to implement its evolving long-term strategy and the other risks detailed below and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-Q which contain such forward looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

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

In recent quarters, the Company has experienced net sales that were significantly lower than net sales achieved in respective year ago quarters, and has incurred net losses on a quarterly basis as a result of the effects of the semiconductor industry's slow order rate, continuation of a high level of research and development spending on the Company's next generation products and competitive pressures. The Company's ability to reduce the trend of declining net sales, which have resulted in net losses, is dependent on several factors including increased order rates for the Company's products, successful and timely development and market acceptance of the Company's next generation products and successful competition with the Company's competitors on a price and performance basis. Many of these factors are not within the Company's control, and if order rates for the Company's products fail to increase, if the Company's next generation products are not successfully and timely developed and accepted by the Company's customers, or if the Company cannot successfully compete with its competitors, many of whom have substantially greater resources than the Company, the Company's net sales will continue to decline and the Company would experience further net losses, which would have a material adverse effect on the Company's financial condition and results of operations. In particular, the Company expects net sales for the fiscal year ending September 30, 1997 to be lower than the net sales achieved during fiscal 1996 due to the semiconductor industry's slow order rate and competitive pressures.

Results of Operations

The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:




                                    Three Months Ended Mar 31,  Six Months Ended Mar 31,
                                    --------------------------  ------------------------
                                            1997      1996           1997    1996
                                            ----      ----           ----    ----
Net sales                                    100%     100%           100%     100%

Cost of sales                                 84       52             74       52
                                              --       --             --       --
     Gross profit                             16       48             26       48
Operating expenses:
     Research and development                 25       18             30       17
     Selling, general and
     administrative                           18       13             20       13
                                            ----     ----           ----     ----
Total operating expenses                      43       31             50       30
                                            ----     ----           ----     ----
Income (loss) from operations                (27)      17            (24)      18
     Interest income (expense), net            1        1              1        1
     Other income, net                         *        *              *        *
     Equity interest in loss of
       unconsolidated subsidiary              --       (1)            --       (2)
                                            ----     ----           ----     ----
Income (loss) before income taxes            (26)      17            (23)      17
Provision (benefit) for income taxes          (6)       7             (6)       7
                                            ----     ----           ----     ----
Net income (loss)                            (20)%     10%           (17)%     10%
                                            ====     ====           ====     ====



                  ----------------
                  *   less than 1%

Net Sales

Net sales for the three and six months ended March 31, 1997 were $11.1 million and $20.3 million respectively, compared with $23.2 million and $45.1 million for the same periods in fiscal 1996, representing a decrease of 52% and 55% respectively. The decline in sales in the three and six month periods ended March 31, 1997 was due primarily to the decrease in unit sales of the Company's Heatpulse(R) 8108 product and to a lesser extent, a decrease in sales volume of spare parts, both of which the Company believes were attributable to the semiconductor industry's slow order rate and competitive pressures. *Even though unit sales have increased somewhat from the three month period ended December 31, 1996, the Company anticipates that sales volume of its Heatpulse(R) products will continue to be below the levels experienced during the prior fiscal year as a result of the effects of the semiconductor industry's continued slow order rate, as well as competitive pressures. *Such a low volume of sales could have an adverse effect on the Company's business and future results of operations.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. For the three and six month periods ended March 31, 1997, Canon represented 13% and 15% of net sales, respectively, and Metron represented 9% of net sales for both periods. For the same periods in the prior fiscal year, net sales to Canon represented 29% and 23% of net sales, respectively, and Metron represented 7% and 9% of net sales, respectively. International sales as a percentage of net sales fell for the three and six month periods ended March 31, 1997 to 33% and 32%, respectively. International sales as a percentage of net sales for the same periods last fiscal year were 48% and 46%, respectively. The decrease in the percentage of the Company's net sales represented by Canon, Metron, and international customers for the three and six month periods ended March 31, 1997 as compared to the same periods in the prior fiscal year is due to the relative increase in the percentage of net sales represented by the Company's US customers. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1997. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of domestic sales.

One end-user customer represented 37% of net sales in the three months ended March 31, 1997 compared to this customer representing 22%, and two other end-user customers representing 16% and 11% for the same period last fiscal year. For the six months ended March 31, 1997, one end-user customer represented 35% of net sales compared to two end-user customers representing 27% and 16% of net sales for the same period in the last fiscal year. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from a competitor who has substantially greater resources than the Company, particularly in the sale of rapid thermal processing ("RTP") systems designed for 0.25 micron applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of the continued slow order rate for the Company's RTP systems and competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales.

                               AG ASSOCIATES, INC.

Gross Profit

Gross profit for the three and six month periods ended March 31, 1997 was $1.8 million and $5.2 million respectively, compared with gross profit of $11.2 million and $21.7 million respectively, for the same periods in fiscal 1996. Gross profit as a percentage of net sales for the three and six month periods ended March 31, 1997 decreased to 16% and 26% respectively, compared to 48% for both the three and six month periods ended March 31, 1996. The decrease in gross margin for the three and six month periods ended March 31, 1997 compared to the same periods in fiscal 1996 was primarily attributable to a non-cash inventory write-down of $1.4 million, as well as the impact of fixed manufacturing costs on a decreased sales level. The inventory write-down was primarily related to the excess inventory associated with the discontinuance of the Heatpulse(R) 4100 product line. The 4100 line is limited to processing only wafers of 150mm and smaller and also limited to processing of devices with feature size of 0.5 micron or higher. Excluding the $1.4 million inventory write-down, gross profit as a percentage of net sales for the three and six month periods ended March 31, 1997, would have been 29% and 33%, respectively. *The Company anticipates that its gross margin will remain below prior year results as sales volumes continue to be below the level experienced during the prior fiscal year as a result of the effects of the semiconductor industry's continued slow order rate as well as competitive pressures. *Continued lower margins could have an immediate adverse effect on the Company's business and results of operations.

Research and Development Expenses

Research and development ("R&D") expenses were $2.9 million and $6.0 million, respectively, for the three and six month periods ended March 31, 1997, representing a decrease of $1.5 million (35%) and $1.7 million (22%), respectively, when compared with the same periods in fiscal 1996. As a percentage of net sales, R&D expenses increased to 25% and 30%, respectively, for the three and six months ended March 31, 1997 from 18% and 17% for the comparable periods in the prior fiscal year, as a result of substantially lower sales that were not met with corresponding decreases in R&D spending. R&D expenses are primarily attributable to the continuing development of the Company's next generation platform that is being designed to provide previously unavailable RTP capabilities, both in terms of process results and manufacturing performance for the 0.25 and 0.18 micron linewidths. *The next generation products are scheduled for introduction in the third quarter of calendar 1997. *The failure of the Company to timely develop this new platform, the failure of this new platform to meet customer expectations regarding performance and cost or the failure of this new platform to achieve market acceptance following product introduction would each have a material adverse effect on the Company's business, results of operations and financial condition. *The Company continues to believe that significant investment in R&D is required to remain competitive, and is expecting to see their effect on revenue in fiscal 1998 in a limited way, with a significant impact in fiscal 1999 and fiscal 2000. R&D expenses as a percent of net sales may fluctuate from quarter to quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $2.0 million and $4.1 million respectively, for the three and six month periods ended March 31, 1997, representing a decrease of $987,000 (33%) and $1.8 million (30%), when compared with the same periods in fiscal 1996. The decrease in absolute dollars for the first fiscal quarter of 1997 was due primarily to the Company's management of expenses in response to the decline in sales in recent quarters as well as decreased commissions arising from lower sales levels. As a percentage of net sales, SG&A spending increased to 18% and 20%, respectively, for the three and six month periods ending March 31, 1997, as compared to 13% for both periods last fiscal year, as a result of lower sales this fiscal year that were not met with corresponding decreases in SG&A spending. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales. *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest Income, Net

Interest income, net decreased to $84,000 and $187,000, respectively, for the three and six month periods ended March 31, 1997, from $167,000 and $380,000, respectively, in the comparable periods in fiscal 1996, primarily due to lower interest income earned on the Company's cash and investments as a result of lower cash and investment balances.

Equity Interest in Loss of Unconsolidated Subsidiary

Although AG Associates (Israel) Ltd. ("AG Israel"), the Company's unconsolidated subsidiary, incurred net losses in both the three month and six month periods ended March 31, 1997 and same periods in fiscal 1996, the Company was not required to recognize its proportionate share of such net loss for the first and second quarters of fiscal 1997 compared to $277,000 and $652,000, respectively, in the same periods of the prior fiscal year as the Company's investment in AG Israel had previously been reduced to zero during fiscal 1996. *Additional losses from AG Israel's operations will be recorded only to the extent of any future investments by the Company. *The Company is considering a proposal to invest additional amounts in AG Israel not to exceed $500,000 in conjunction with proposed investments by other investors. *To the extent that the Company fails to participate in this or any future investment in AG Israel at a participation percentage at least equal to its percentage ownership interest in AG Israel, the Company's ownership interest in AG Israel will be diluted. *Upon participation in any AG Israel financing, the Company would commence recognition of its share of subsequent AG Israel losses.

Provision (Benefit) for Income Taxes

The Company has recorded a federal tax benefit as a result of its net taxable losses during the first and second quarters of fiscal 1997, the effect of which may be carried back and used to offset federal taxes paid during the immediate three prior fiscal years or carried forward up to fifteen years to offset future taxable income. The fiscal 1997 tax benefit rate of 25% represents the Company's current estimate of its annual effective tax rate, which is lower than the 41% tax expense rate in 1996 as a result of the lack of state loss carryback provisions, foreseeable losses deductible for tax purposes and expected limitations on the realizability of certain federal deductions. *A significant change in income or loss from anticipated levels would have a significant impact on this tax rate.

Backlog

The Company's system backlog (consisting of product scheduled for delivery within the next twelve months) as of March 31, 1997 was approximately $15.2 million as compared to $10.3 million at September 30, 1996. Backlog continues to reflect the effects of the semiconductor industry's slow order rate as customers continue with reduced expansion plans, as well as competitive pressures. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Given the increase in backlog, the Company expects revenues for the three months ended June 30, 1997 to be somewhat higher than revenues for the three months ended March 31, 1997; however the results of operations are expected to continue to yield a net loss, and there can be no assurance that the Company will achieve higher net sales in the three months ended June 30, 1997. *In addition, there can be no assurance that the Company's net sales will not decline following the three months ended June 30, 1997 or that the Company will not incur further net losses, and such a decline and/or such net losses would have a material adverse effect on the Company's business, results of operations and financial condition. *The Company believes that the successful introduction of its next generation products, currently scheduled for the third quarter of calendar 1997, and the market acceptance of these products, is critical to the Company's future financial success. *The failure to successfully introduce these products in a timely manner, or the failure of these products to achieve market acceptance, would have a material adverse effect on the Company's business, financial condition and result of operations. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Liquidity And Capital Resources

As of March 31, 1997, the Company had cash, cash equivalents and short-term investments of $7.4 million, compared to $12.0 million as of September 30, 1996. The decrease of $4.6 million was primarily attributable to expenditures in support of research and development as well as the Company's operating results. Working capital decreased to $23.2 million at March 31, 1997 from $26.9 million at September 30, 1996.

The Company's operating activities used cash of $3.0 million during the six months ended March 31, 1997. Net loss before depreciation and amortization charges, an increase in deferred income taxes and decreases in accounts payable and accrued liabilities were partially offset by a decrease in inventory. The decrease in inventory was primarily due to the Company's efforts to reduce inventory and a non-cash inventory write-down of $1.4 million. The inventory write-down was primarily related to the excess inventory associated with the discontinuance of the Heatpulse(R) 4100 product line. The 4100 line is limited to processing only wafers of 150mm and smaller and also limited to processing of devices with feature size of 0.5 micron or higher.

The Company's investing activities provided cash of $2.1 million during the six month period ended March 31, 1997, due to purchases and maturities of short-term investments of $6.3 million and $9.9 million, respectively, and capital expenditures of $1.5 million. This is a $3.5 million decrease in capital expenditures from the prior year's quarter, which reflected expenditures made in connection with the Company's move to a new facility. *The Company currently anticipates that its capital expenditures may be as much as $2.2 million for the remainder of fiscal 1997, principally to support new product development. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash used by financing activities was $93,000 during the six months ended March 31, 1997, consisting primarily of proceeds from the issuance of common stock, offset by payments for capital lease obligations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual meeting of the shareholders of AG Associates, Inc. was held on January 30, 1997 in Santa Clara, California. Of the 5,945,264 shares of the Company's Common Stock outstanding as of the record date, 4,499,198 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of the shareholders:

         (1) To elect the following five persons to serve as a Director of the
         Company:

                      Name                        Votes For           Votes Withheld
                      ---------------------    ----------------    ---------------------

                      Arnon Gat, Ph.D.                4,460,468               38,730
                      Anita Gat                       4,457,368               41,830
                      Norio Kuroda                    4,460,468               38,730
                      John C. Moore                   4,460,468               38,730
                      Cecil Parker                    4,460,468               38,730

         (2) To ratify the selection of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ending September 30, 1997:

                               Votes for:                           4,467,231
                               Votes against:                          20,300
                               Votes abstaining:                       11,667

         The proposal carried. The vote required was a majority of the shares of Common Stock present at the meeting in person or by proxy (without counting broker non-votes toward the vote required) or at least 2,249,600 shares of the Company's Common Stock.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         A)  Exhibits

                  Exhibit 10.39 Employment Agreement, dated February 10, 1997, between the Company and Patrick Verderico

                  Exhibit 11.01     Statement re Computation of Earnings per
                                    Share

                  Exhibit 27        Financial Data Schedule

         B)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        AG Associates, Inc.
                        (Registrant)



Dated:  May 12, 1997    By:/s/ Arnon Gat
                           -------------------------------------------------
                           Arnon Gat
                           Chief Executive Officer and Acting Chief Financial Officer
                           (Duly Authorized and Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------

   10.39 Employment Agreement, dated February 10, 1997, between the Company and Patrick Verderico

   11.01             Statement re: Computation of Earnings per Share

   27                Financial Data Schedule