Form 10-Q
period 1997-06-30
AG ASSOCIATES INC
filed 1997-08-13
CIK 942124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

      (Mark One)

           [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997

                                       or

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


The number of shares outstanding of the Registrant's Common Stock, no par value, was 6,028,446 at July 31, 1997.

                               AG ASSOCIATES, INC.


INDEX



                                     Description                                                           Page Number
                                     -----------                                                           -----------
Part I:    Financial Information

       Item 1:   Financial Statements

               Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
                     Ended June 30, 1997 and 1996                                                              3

               Condensed Consolidated Balance Sheets as of  June 30, 1997 and September 30, 1996               4

               Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                     June 30, 1997 and 1996                                                                    5

               Notes to Condensed Consolidated Financial Statements                                            6

       Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations         8

Part II:   Other Information

       Item 1:   Legal Proceedings                                                                            15

       Item 2:   Changes in Securities                                                                        15

       Item 3:   Quantitative and Qualitative Disclosure About Market Risk                                    15

       Item 4:   Submission of Matters to a Vote of Security Holders                                          15

       Item 5:   Other Information                                                                            15

       Item 6:   Exhibits and Reports on Form 8-K                                                             15

Signature                                                                                                     16

                              AG ASSOCIATES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                Three Months Ended June 30,        Nine Months Ended June 30,
                                                                ---------------------------        --------------------------
                                                                   1997              1996            1997              1996
                                                                 --------          --------        --------          --------
Net sales                                                        $ 13,380          $ 17,196        $ 33,653          $ 62,256
Cost of sales                                                       8,445             9,961          23,508            33,337
                                                                 --------          --------        --------          --------
      Gross profit                                                  4,935             7,235          10,145            28,919

Operating expenses:
      Research and development                                      3,895             4,322           9,922            12,075
      Selling, general and administrative                           2,295             2,539           6,379             8,415
                                                                 --------          --------        --------          --------
Total operating expenses                                            6,190             6,861          16,301            20,490
                                                                 --------          --------        --------          --------
Income (loss) from operations                                      (1,255)              374          (6,156)            8,429
      Interest income, net                                             93               146             279               526
      Other income, net                                                15                46              79                78
      Equity interest in loss of unconsolidated subsidiary             --              (500)             --            (1,152)
                                                                 --------          --------        --------          --------
Income (loss) before income taxes                                  (1,147)               66          (5,798)            7,881
Provision (benefit) for income taxes                                 (298)               27          (1,461)            3,231
                                                                 --------          --------        --------          --------
Net income (loss)                                                $   (849)         $     39        $ (4,337)         $  4,650
                                                                 ========          ========        ========          ========

Net income (loss) per share                                      $  (0.14)         $   0.01        $  (0.73)         $   0.76
                                                                 ========          ========        ========          ========


Shares used in per share computations                               5,985             6,027           5,967             6,142
                                                                 ========          ========        ========          ========

See Notes to Condensed Consolidated Financial Statements

                              AG ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              June 30,      September 30,
                                                                1997            1996
                                                            -------------   -------------
                                                             (unaudited)        (*)
ASSETS

Current assets:
      Cash and equivalents                                    $  1,607        $  1,996
      Short-term investments                                     4,675           9,989
      Accounts receivable, net                                  10,703           8,560
      Inventories                                                9,623          11,668
      Income taxes refundable                                      318           1,463
      Deferred tax assets                                        4,320           2,859
      Prepaid expenses and other current assets                    879             462
                                                              --------        --------
          Total current assets                                  32,125          36,997

Property and equipment, net                                      8,788           8,210
Deferred tax assets                                                645             645
                                                              --------        --------
          Total assets                                        $ 41,558        $ 45,852
                                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                        $  4,854        $  4,669
      Accrued liabilities                                        3,499           2,571
      Product warranty reserves                                  1,274           2,440
      Current portion of capital lease obligations                 186             222
      Customer advances and deferred revenue                        --             245
                                                              --------        --------
          Total current liabilities                              9,813          10,147

Capital lease obligations                                          316              11

Shareholders' equity
      Common stock                                              35,703          35,640
      Deferred stock compensation                                   --             (17)
      Net unrealized loss on short-term investments                (19)            (10)
      Retained earnings (accumulated deficit)                   (4,255)             81
                                                              --------        --------
          Total shareholders' equity                            31,429          35,694

                                                              --------        --------
             Total liabilities and shareholders' equity       $ 41,558        $ 45,852
                                                              ========        ========

(*)  Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                               Nine Months Ended June 30,
                                                                               --------------------------
                                                                                 1997              1996
                                                                               --------          --------
Cash flows from operating activities:

      Net income (loss)                                                        $ (4,337)         $  4,650
      Reconciliation to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                           2,079             1,471
          Equity interest in loss of unconsolidated subsidiary                       --             1,152
          Deferred income taxes                                                  (1,461)             (671)
          Deferred stock compensation                                                17                51
          Changes in assets and liabilities:
              Accounts receivable                                                (2,142)             (998)
              Inventories                                                         2,045            (3,008)
              Prepaid expenses and other current assets                             729               102
              Accounts payable                                                      185            (2,659)
              Accrued liabilities and product warranty reserves                    (238)              344
              Customer advances and deferred revenue                               (245)             (740)
              Income taxes payable                                                   --               327
                                                                               --------          --------
                   Net cash provided by (used in) operating activities           (3,368)               21

Cash flows from investing activities:
      Purchases of short-term investments                                        (8,675)          (28,363)
      Maturities of short-term investments                                       13,979            32,253
      Capital expenditures                                                       (2,161)           (5,641)
      Investment in unconsolidated subsidiary                                        --            (1,000)
                                                                               --------          --------
                   Net cash provided by (used in) investing activities            3,143            (2,751)

Cash flows from financing activities:
      Repayment of capital lease obligations                                       (227)             (216)
      Proceeds from repayment of shareholder notes                                   --                92
      Proceeds from issuance of common stock                                         63               286
                                                                               --------          --------
                   Net cash provided by financing activities                       (164)              162
                                                                               --------          --------
Net decrease in cash and equivalents                                               (389)           (2,568)

Cash and equivalents at beginning of period                                       1,996             8,258
                                                                               --------          --------
Cash and equivalents at end of period                                          $  1,607          $  5,690
                                                                               ========          ========

Supplemental schedule of noncash financing activities:
      Assets acquired under capital leases                                          496                --
                                                                               ========          ========

Supplemental disclosure of cash flow information
      Cash paid/(refunded) during the period for:
          Interest                                                             $     59          $     48
                                                                               ========          ========
          Income taxes                                                         $ (1,153)         $  3,574
                                                                               ========          ========

See Notes to Condensed Consolidated Financial Statements.

                              AG ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

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


NOTE 2 - Per Share Information

Net loss per share information for the three and nine month periods ended June 30, 1997 are computed using the weighted average number of common shares outstanding. Common-equivalent shares attributable to stock options outstanding are excluded from the computation as their effect is anti-dilutive. Net income per share information for the three and nine month periods ended June 30, 1996 are computed using the weighted average number of common and dilutive common-equivalent shares attributable to stock options outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. The Company has determined that adoption of SFAS 128 will not have a material effect on losses per share that have been previously reported.


NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                      (in thousands)
                                               June 30,         September 30,
                                                 1997               1996
                                              ---------         -------------
         Raw materials                          $6,763             $ 7,865
         Work-in-progress                        2,860               3,803
                                                ------             -------

         Total                                  $9,623             $11,668
                                                ======             =======

Inventories are shown net of reserves for obsolete, slow-moving and non-salable inventory of $4,963,000 and $3,289,000 at June 30, 1997 and September 30, 1996,
respectively.

                              AG ASSOCIATES, INC.

NOTE 4 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosure about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 5 - Renewal of Credit Line Agreement

On August 1, 1997, the Company renewed its credit line with Silicon Valley Bank. This credit line totals $5 million, bears interest at prime plus 1%, is subject to adjustments and expires on July 31, 1998.

                              AG ASSOCIATES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section labeled "Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, that may cause actual results to differ materially from those discussed in such forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are also intended to identify such forward-looking statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved reliability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Factors That May Affect Future Results

RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company derives substantially all of its revenue from a single line of rapid thermal processing ("RTP") products. The RTP industry is subject to rapid technological change, and the Company and its competitors continuously seek to introduce new products that provide improved process results and manufacturing performance at prices acceptable to RTP customers. There can be no assurance that the Company can develop new products more quickly than its competitors or that the Company's products will have better price/performance characteristics than competitors' products. During the three month period ended June 30, 1997, the Company introduced its new Starfire(TM) and Heatpulse(R) 8800I RTP systems, which are intended to provide previously unavailable RTP capabilities for the 0.18 and
0.25 micron linewidths. The Company is currently shipping the Heatpulse 8800I RTP system, and it anticipates that production shipments of the Starfire RTP system will commence in the first half of Calendar 1998. In addition, the Company is currently developing an RTP system for processing 300mm wafers. However, there can be no assurance that production shipments of the Starfire RTP system will commence on schedule or that any of the Company's new products will achieve market acceptance.

SEMICONDUCTOR INDUSTRY VOLATILITY. The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. In recent quarters, the Company has experienced net sales that were significantly lower than net sales achieved in respective year ago quarters, and has incurred net losses on a quarterly basis as a result of the effects of a semiconductor industry downturn, as well as the Company's continuation of a high level of research and development spending on its new products and competitive pressures. Although the Company's new orders and net sales are improving, which leads the Company to believe it will return to profitability during the first half of fiscal 1998, and although the semiconductor industry appears to be recovering from the current downturn, the Company cannot predict the industry's cycle and its effect on the RTP market, rate of orders for the Company's products or the degree to which the Company's new products will achieve market acceptance. For these reasons, the Company's analysts' and investors' expectations with respect to the Company's new orders, revenues and operating results with respect to future quarters may not be met.

                              AG ASSOCIATES, INC.

STOCK PRICE VOLATILITY. The Company's common stock price may be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts or investors could have an immediate and adverse effect on the trading price of the Company's common stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. In general, the Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's common stock price at any time.

COMPETITION. The Company's ability to compete depends upon the Company's ability to develop new RTP product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. The Company's competitors, many of whom have substantially greater resources than the Company, also seek to compete in these areas, and certain competitors have introduced products that have additional functionality compared to the Company's products or offer similar products to those of the Company at lower prices. In addition, the Company expects to see increased competition from batch furnace vendors as those companies increase functionality available in such machines.

INVENTORY OBSOLESCENCE. Because the Company's industry is subject to rapid technological change, the Company has experienced, and expects to experience, obsolescence of certain of its products as the Company and its competitors introduce new products with improved price/performance characteristics. In particular, the Company discontinued its Heatpulse 4100 product line in the quarter ended March 31, 1997 and consequently wrote down $1.4 million of inventory in that quarter. During the quarter ended June 30, 1997, the Company, for the first time in its history, booked more orders for its Heatpulse 8800 product line than for its Heatpulse 8100 product line. To the extent sales of new products do not offset, or generate lower margins than, sales of older products, the Company's business, results of operation and financial condition would be materially adversely affected.

CLAIMS OF PARENT INFRINGEMENT. On April 24, 1997 Applied Materials, Inc. ("Applied Materials") filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. in the United States District Court for the Northern District of California, San Jose Division. Applied Materials alleges that the Company infringes on two Applied Materials patents relating to RTP processes and heater head design and seeks a permanent injunction against infringement, and award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997 the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company does not infringe the patents and that the patents are invalid. Management believes the claims are without merit and intends to defend vigorously. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pricing pressures, the Company's ability to manage costs during periods of low or negative earnings growth, the availability and cost of component parts and materials from the Company's suppliers, the adequate forecasting of the mix of product demand due to production lead times and capacity constraints, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development expenses associated with new product introductions, the timing and level of development costs, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the cyclical nature of the semiconductor industry,

                              AG ASSOCIATES, INC.

the impact of the company's efforts to implement its evolving long-term strategy, the uncertainties of ongoing negotiations and economic conditions generally or in various geographic areas. In addition, because of the relatively high selling prices of the Company's products, a significant portion of the Company's net sales in any given period is derived from the sale of a relatively small number of units, and a change, even though minor, in the number of units sold during a quarter can result in a large fluctuation in net sales for the quarter. In particular, the Company expects net sales for the fiscal year ended September 30, 1997 to be lower than the net sales achieved during fiscal 1996 due to the semiconductor industry's slow order rate and competitive pressures.

EMPLOYEE RISK. Competition in recruiting personnel in the semiconductor industry is intense. The Company believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. The Company believes it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and requires ongoing shareholder approval of such option programs.

YEAR 2000 INFRASTRUCTURE RISK. The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


Results of Operations

The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

--------------------------------------------------------------------------------

                                             Three Months Ended June 30,    Nine Months Ended June 30,
                                             ---------------------------    --------------------------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
Net sales                                         100%           100%           100%           100%
Cost of sales                                      63             58             70             53
                                                 ----           ----           ----           ----
     Gross profit                                  37             42             30             47
Operating expenses:
     Research and development                      29             25             29             19
     Selling, general and administrative           17             15             19             14
                                                 ----           ----           ----           ----
Total operating expenses                           46             40             48             33
                                                 ----           ----           ----           ----
Income (loss) from operations                      (9)             2            (18)            14
     Interest income (expense), net                 *              1              1              1
     Other income, net                              *              *              *              *
     Equity interest in loss of
       unconsolidated subsidiary                   --             (3)            --             (2)
                                                 ----           ----           ----           ----
Income (loss) before income taxes                  (9)             0            (17)            13
Provision (benefit) for income taxes               (3)             0             (4)             6
                                                 ----           ----           ----           ----
Net income (loss)                                  (6)%            0%           (13)%            7%
                                                 ====           ====           ====           ====
----------------
*   less than 1%

--------------------------------------------------------------------------------

                              AG ASSOCIATES, INC.

Net Sales

Net sales for the three and nine months ended June 30, 1997 were $13.4 million and $33.7 million respectively, compared with $17.2 million and $62.3 million for the same periods in fiscal 1996, representing a decrease of 22% and 46% respectively. The decline in sales in the three and nine month periods ended June 30, 1997 was due primarily to the decrease in unit sales of the Company's Heatpulse(R) 8108 product which the Company believes was attributable to the semiconductor industry's slow order rate and competitive pressures.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. For the three and nine month periods ended June 30, 1997, Canon represented 10% and 13% of net sales, respectively, and Metron represented 12% and 10% of net sales, respectively. For the same periods in the prior fiscal year, net sales to Canon represented 26% and 24% of net sales, respectively, and Metron represented 17% and 11% of net sales, respectively. International sales as a percentage of net sales fell for the three and nine month periods ended June 30, 1997 to 32% and 32%, respectively. International sales as a percentage of net sales for the same periods last fiscal year were 63% and 51%, respectively. The decrease in the percentage of the Company's net sales represented by Canon, Metron, and international customers for the three and nine month periods ended June 30, 1997 as compared to the same periods in the prior fiscal year is due to the relative increase in the percentage of net sales represented by the Company's US customers. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1997. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of domestic sales.

One end-user customer represented 12% of net sales in the three months ended June 30, 1997 compared to this customer representing 18%, for the same period last fiscal year. For the nine months ended June 30, 1997, one end-user customer represented 17% of net sales compared to two end-user customers representing 18% and 16% of net sales for the same period in the last fiscal year. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from a competitor who has substantially greater resources than the Company, particularly in the sale of rapid thermal processing ("RTP") systems designed for 0.25 micron applications and in 200mm and 300mm applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales.


Gross Profit

Gross profit for the three and nine month periods ended June 30, 1997 was $4.9 million and $10.1 million respectively, compared with gross profit of $7.2 million and $28.9 million respectively, for the same periods in fiscal 1996. Gross profit as a percentage of net sales for the three and nine month periods ended June 30, 1997 decreased to 37% and 30% respectively, compared to 42% and 46% respectively for the three and nine month period ended June 30, 1996. The decrease in gross margin for the nine month period ended June 30, 1997 compared to the same period in fiscal 1996

                              AG ASSOCIATES, INC.

was primarily attributable to the impact of late delivery penalties for shipments to a specific customer and a non-cash inventory write-down of $1.4 million in the prior quarter. The decrease in gross margin for the three month period ended June 30, 1997 compared to the same period in fiscal 1996 was attributable to rework, scrap and cost increases. *Continued lower margins could have an immediate adverse effect on the Company's business and results of operations.

Research and Development Expenses

Research and development ("R&D") expenses were $3.9 million and $9.9 million, respectively, for the three and nine month periods ended June 30, 1997, representing a decrease of $0.4 million (10%) and $2.2 million (18%), respectively, when compared with the same periods in fiscal 1996. As a percentage of net sales, R&D expenses increased to 29% for both the three and nine months ended June 30, 1997 from 25% and 19% for the comparable periods in the prior fiscal year, as a result of substantially lower sales that were not met with corresponding decreases in R&D spending. R&D expenses are primarily attributable to the continuing development of the Company's new products, including its Starfire and Heatpulse 8800I products, as well as a new product designed to address 300mm wafer processes. *The Company continues to believe that significant investment in R&D is required to remain competitive.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $2.3 million and $6.4 million respectively, for the three and nine month periods ended June 30, 1997, representing a decrease of $0.2 million (10%) and $2.0 million (24%), when compared with the same periods in fiscal 1996. As a percentage of net sales, SG&A spending increased to 17% and 19%, respectively, for the three and nine month periods ending June 30, 1997, as compared to 15% and 14% respectively for the comparable periods in the prior fiscal year, as a result of lower sales this fiscal year that were not met with corresponding decreases in SG&A spending. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales. *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest Income, Net

Interest income, net decreased to $93,000 and $280,000, respectively, for the three and nine month periods ended June 30, 1997, from $146,000 and $526,000, respectively, in the comparable periods in fiscal 1996, primarily due to lower interest income earned on the Company's cash and investments as a result of lower cash and investment balances.

Equity Interest in Loss of Unconsolidated Subsidiary

Although AG Associates (Israel) Ltd. ("AG Israel"), the Company's unconsolidated subsidiary, incurred net losses in both the three month and nine month periods ended June 30, 1997 and same periods in fiscal 1996, the Company was not required to recognize its proportionate share of such net loss for the first and second quarters of fiscal 1997 compared to $500,000 and $1.2 million, respectively, in the same periods of the prior fiscal year as the Company's investment in AG Israel had previously been reduced to zero during fiscal 1996. *Additional losses from AG Israel's operations will be recorded only to the extent of any future investments by the Company. *To the extent that the Company fails to participate in investment round in AG Israel at a participation percentage at least equal to its percentage ownership interest in AG Israel, the Company's ownership interest in AG Israel will be diluted, and the Company anticipates that it will not invest in the next

                              AG ASSOCIATES, INC.

funding round. *Upon participation in any AG Israel financing, the Company would commence recognition of its share of subsequent AG Israel losses.

Provision (Benefit) for Income Taxes

The Company has recorded a federal tax benefit as a result of its net taxable losses during the first, second and third quarters of fiscal 1997, the effect of which may be carried back and used to offset federal taxes paid during the immediate three prior fiscal years or carried forward up to fifteen years to offset future taxable income. The fiscal 1997 tax benefit rate of 25% represents the Company's current estimate of its annual effective tax rate, which is lower than the 41% tax expense rate in 1996 as a result of the lack of state loss carryback provisions, foreseeable losses deductible for tax purposes and expected limitations on the realizability of certain federal deductions. *A significant change in income or loss from anticipated levels would have a significant impact on this tax rate.

Backlog

The Company's system backlog (consisting of systems scheduled for delivery within the next twelve months) as of June 30, 1997 was approximately $17.1 million as compared to approximately $10.3 million at September 30, 1996 and March 31, 1997 respectively. The increase in backlog is attributable to the effects of the semiconductor industry's improving order rate. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. *Given the increase in backlog on a sequential basis, the Company expects revenues for the three months ended September 30, 1997 to be somewhat higher than revenues for the three months ended June 30, 1997; however, the Company expects its results of operations to continue to yield a net loss, and there can be no assurance that the Company will achieve higher net sales in the three months ended September 30, 1997. *In addition, there can be no assurance that the Company's net sales will not decline following the three months ended September 30, 1997 or that the Company will not incur further net losses.

Liquidity And Capital Resources

As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $6.3 million, compared to $12.0 million as of September 30, 1996. The decrease of $5.7 million was primarily attributable to expenditures in support of research and development as well as the Company's operating losses. Working capital decreased to $22.3 million at June 30, 1997 from $26.9 million at September 30, 1996.

The Company's operating activities used cash of $3.4 million during the nine months ended June 30, 1997. Net loss before depreciation and amortization charges and an increase in deferred income taxes were partially offset by a decrease in inventory. The decrease in inventory was primarily due to the Company's efforts to reduce inventory and a non-cash inventory write-down of $1.4 million during the second quarter of fiscal 1997. The inventory write-down was primarily related to the excess inventory associated with the discontinuance of the Heatpulse(R) 4100 product line. The 4100 line is limited to processing only wafers of 150mm and smaller and also limited to processing of devices with feature size of 0.5 micron or higher.

The Company's investing activities provided cash of $2.6 million during the nine month period ended June 30, 1997, due to purchases and maturities of short-term investments of $8.7 million and $14.0 million, respectively, and capital expenditures of $2.7 million. This reflects a $3.0 million decrease in capital expenditures from the prior year's quarter, which reflected expenditures made in connection with the Company's move to a new facility. *The Company currently anticipates that its capital

                              AG ASSOCIATES, INC.

expenditures will be $0.5 million for the remainder of fiscal 1997, principally to support new product development. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash provided by financing activities was $349,000 during the nine months ended June 30, 1997, consisting primarily of increase in capital lease obligations and proceeds from the issuance of common stock.

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

                              AG ASSOCIATES, INC.

PART II:  OTHER INFORMATION


Item 1.    Legal Proceedings

           On April 24, 1997 Applied Materials, Inc. ("Applied Materials") filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. in the United States District Court for the Northern District of California, San Jose Division. Applied Materials alleges that the Company infringes on two Applied Materials' patents relating to RTP processes and heater head design and seeks a permanent injunction against infringement, and award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997 the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company does not infringe the patents and that the patents are invalid. Management believes the claims are without merit and intends to defend vigorously.

Item 2.    Changes in Securities

           Not applicable.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           A)  Exhibits

                     Exhibit 11.01    Statement re Computation of Earnings per
                                      Share

                     Exhibit 27       Financial Data Schedule

           B)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                              AG ASSOCIATES, INC.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AG Associates, Inc.
                                            (Registrant)



Dated:  August 14, 1997                  By: /s/ KIRK JOHNSON
                                            ------------------------------
                                            Kirk Johnson
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBITS
-------                       --------
Exhibit 11.01       Statement re Computation of Earnings per Share

Exhibit 27          Financial Data Schedule