Form 10-K
period 1997-09-30
AG ASSOCIATES INC
filed 1997-12-29
CIK 942124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 OR

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

                                  COMMON STOCK

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on November 28, 1997 as reported by the Nasdaq National Market ($5.88), was approximately $35,619,596. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant had 6,062,910 shares of Common Stock outstanding as of November 28, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on February 26, 1998 that is to be filed with the Securities and Exchange Commission within 30 days after the date hereof.

INDEX


                       Description                                       Page Number
                       -----------                                       -----------
PART I.

        Item 1.   Description of Business                                       3
        Item 2.   Properties                                                   10
        Item 3.   Legal Proceedings                                            11
        Item 4.   Submission of Matters to a Vote of                           12
                  Shareholders

PART II.

        Item 5.   Market for the Registrant's Common                           13
                  Stock and Related Shareholder Matters
        Item 6.   Selected Financial Data                                      14
        Item 7.   Management's Discussion and Analysis                         15
                  of Financial Condition and Results of
                  Operations
        Item 7A.  Quantitative and Qualitative                                 22
                  Disclosures About Market Risk
        Item 8.   Consolidated Financial Statements and                        22
                  Supplementary Data
        Item 9.   Changes in and Disagreements with                            23
                  Accountants on Accounting and
                  Financial Disclosure

PART III.

        Item 10.  Directors and Executive Officers of                          23
                  the Registrant
        Item 11.  Executive Compensation                                       23
        Item 12.  Security Ownership of Certain                                23
                  Beneficial Owners and Management
        Item 13.  Certain Relationships and Related                            23
                  Transactions

PART IV.

        Item 14.  Exhibits, Financial Statement                                23
                  Schedules and Reports on Form 8-K

Signatures                                                                     24

Index to Financial Statements                                                  25
Index to Financial Statement Schedules                                         25
Index to Exhibits                                                              26
Schedule II: Valuation and Qualifying Accounts                                 29


PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

   Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, and specifically in the Sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified within the "Factors That May Affect Future Results" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The actual results that AG Associates, Inc. (the "Company") achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*") various sentences within this Annual Report on Form 10-K which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are intended to identify forward-looking statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

THE COMPANY AND ITS PRODUCTS

   AG Associates, Inc. designs, manufactures, markets and supports advanced single-wafer rapid thermal processing ("RTP") equipment used in manufacturing integrated circuits. The Company's products, marketed under the Heatpulse(R) name, utilize high-intensity light to heat precisely a single silicon wafer, causing a chemical process needed to produce an integrated circuit. In addition, during fiscal 1997, the Company introduced its new Starfire(TM) RTP system which is intended to provide previously unavailable RTP capabilities for the .18 and
 .25 micron linewidths. *The Company anticipates that production shipments of the Starfire RTP system will commence in the first half of calendar 1998. In addition, the Company is currently developing an RTP system for processing 300mm wafers. In October 1997, the Company announced that it had received the 1997 Editors' Choice Best Product Award from Semiconductor International magazine for its Heatpulse 8800 RTP system. The Company was incorporated under the laws of California in 1981.

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

   The Company was the first to introduce products utilizing a new thermal processing method, known as rapid thermal processing, to address many of the limitations of traditional batch furnaces. The Company's RTP products have been widely adopted for use by most of the manufacturers of technologically advanced integrated circuits such as four megabit and larger dynamic memory chips, one megabit and larger static memory chips and 486 class and higher-performance microprocessors. The Company believes that, as integrated circuit feature size decreases and processing power and performance increase, more process steps in manufacturing integrated circuits will continue to be converted to RTP from batch furnace processing, and new process steps will be made possible by RTP.

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

   Historically, thermal processing has been performed in conventional batch furnaces where loads of 100 to 200 wafers are processed at one time. However, as feature size of integrated circuits has become smaller, semiconductor manufacturers have encountered significant technical and practical constraints which have made thermal processing in batch furnaces impractical, and in some cases, impossible. These constraints include:

   - Limited thermal budget. Thermal budget is the total number of minutes that a wafer can be held at high temperature during the fabrication process. As integrated circuits have become more complex, their thermal budget has decreased dramatically. Certain furnace heating steps require exposure of between 30 to 90 minutes at high temperature, while the total thermal budget for certain more complex integrated circuits is on the order of five minutes.

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

   - Providing superior contamination control. The small size and ambient purge capabilities of RTP processing chambers permit the removal of unwanted gases from the wafer processing environment, thereby reducing the possibility of contamination. For the past six years, RTP has been used extensively to heat wafers with metal layers that are sensitive to residual oxygen. Such precise contamination control is impractical in a batch furnace.

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

   RTP has been widely adopted for use by most manufacturers of integrated circuits and is a necessary ingredient in the production of certain integrated circuits. The Company believes that with the production of 486 microprocessors, most static memory chips larger than one megabit and most dynamic memory chips greater than four megabits utilize at least one RTP step. More powerful integrated circuits such as advanced microprocessors and very large memories often require multiple RTP steps in the manufacturing process.

PRODUCTS

   AG Associates' products, marketed under the Heatpulse name, use a processing chamber which includes two arrays of linear lamps that supply the heating energy to the wafer, advanced temperature measurement and control subsystems and an ultra clean gas delivery system. The wafer is positioned inside a quartz tube, which ensures the purity of the chamber atmosphere during the heating process. The wafer is then heated between the two banks of lamps. The heating cycle typically includes a short purge step to drive contaminants out of the quartz tube, a ramp-up to the processing temperature, a steady state step at the processing temperature of between 10 to 60 seconds and a cool-down period prior to removing the wafer from the processing chamber. In fiscal 1997 the Company introduced the Starfire RTP system which utilizes a totally new design and will be able to be used on .18 and .25 micron linewidths. The Company did not ship any of this new product in fiscal 1997.

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

     Heatpulse 8800. The Company's Heatpulse 8800 Rapid Thermal Processing system is the most recent model of the Company's production systems and was introduced to the market at Semicon West in July 1996. This system is based on the Company's previous model, the Heatpulse 8108, with significant cost and performance improvements. This model incorporates an individual lamp power supply which is controlled by sophisticated closed-loop AG lamp power modules that provide fine control of wafer temperature uniformity. An additional feature is a high throughput purge system that allows a 30% savings of the heating cycle, thereby increasing throughput and reducing cost per wafer. The Heatpulse 8800 system is targeted for R&D and production of devices utilizing .25 micron technology.

   Heatpulse 8108. The Company's Heatpulse 8108 rapid thermal processing system was first shipped in October 1992. *This machine has been the Company's flagship product targeted for volume production processes that utilize wafer sizes from 125 to 200 millimeters (5 to 8 inches) for feature sizes as small as .35 micron, but the Company expects that sales of the Heatpulse 8108 will decline in favor of the Heatpulse 8800 as customer technology requirements increase. This system is designed to accommodate periodic upgrades to meet evolving customer needs. Heatpulse 8108 incorporates a number of unique features that offer semiconductor manufacturers improved thermal processing capability, reliability and performance. These features include patented adjustable lamp heating zones to provide process and temperature uniformity, a patented temperature measurement method to ensure process accuracy and repeatability, as well as a proprietary automation package for equipment-to-host communication. These and other product features of the Heatpulse 8108 typically enable the device manufacturer to improve throughput, uniformity and repeatability and to reduce wafer particle contamination.

   Heatpulse 4100 Series. The Heatpulse 4100S, first shipped in February 1988, is the successor to the Heatpulse 4100 and was the first through-the-wall, environmentally isolated automatic RTP system for the manufacture of 100 to 150 millimeter (4 to 6 inches) wafers. The Heatpulse 4100S is used in the processing of wafers with sizes up to 150 millimeters and with feature sizes as small as .6 micron. This product currently accounts for a small percentage of net sales. In March of 1997 the

Company announced that it was discontinuing the Heatpluse 4100 RTP system. *In fiscal 1998, product shipments will be phased out, even though many of the units shipped are still in use throughout the world.

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

     Upgrades. The Company currently offers a variety of upgrades that improve throughput and yield for its products. In fiscal 1997, the Company released it's Ceramic Shield and Enhanced Z-axis Direct Thermocouple Control ("ez-DTC") upgrades to the Heatpluse 8000 series of RTP systems. This upgrade allows semiconductor manufacures to lower their cost of ownership and achieve better yield with higher throughput and improved temperatue measurement and control with their existing systems.

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

   A significant portion of all current RTP applications involve titanium silicide, an important step in manufacturing integrated circuits with reduced feature size and the step that first led to widespread acceptance of RTP in the wafer fabrication process. In integrated circuit manufacturing, a thin titanium layer is used to assure adequate conductivity between the silicon material and the overlaying metal conductor. To create a good contact between the titanium and the silicon it must be heated to approximately 650(Degree)C in an inert gas (creating a thin conductive alloy called titanium silicide). Since titanium is very sensitive to even minute traces of oxygen, it is impossible to perform this operation in a conventional large batch furnace. RTP allows quick heating of individual wafers in a small quartz chamber that ensures an extremely low level of residual oxygen. The Company believes that titanium silicide processes will become increasingly important since titanium silicide permits extremely small contact areas while maintaining low contact resistance.

   Another critical thermal process which is limited by conventional furnaces is the activation of foreign dopants introduced into the wafer to build the transistor (the switching element in the circuit). The high temperatures, 950 to 1,050(Degree)C, necessary to activate the dopants and complete the creation of the transistor, when achieved in a furnace, cause the dopants to propagate (diffuse) into the material, adversely affecting transistor speed. The use of a very short and precise high temperature RTP step, 1,100(Degree)C for 10 seconds, allows the needed activation but prevents diffusion of the dopants, resulting in a significantly faster transistor.

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

   Product Development. In August 1995, the Company undertook a major development program to design and manufacture a .18 micron capable RTP system. To properly execute this plan, the Company increased its R&D and engineering personnel dedicated and focused on this program. In fiscal 1997, the Company announced the introduction of it's next generation of products, the Starfire product series, for .18 and .25 micron and 200mm (8" wafer size) and 300mm (12" wafer size) applications. *The Company expects to spend approximately $12 million to develop the 200mm system and $6 million to develop the 300mm system, which uses much of the same technology as the 200mm system. *The Company could begin shipping Beta units in early calendar 1998.

   Integrated Processing. In 1992, the Company became involved in the development of integrated chemical vapor deposition ("CVD") processing systems through its acquisition of Rapro Technology, Inc. ("Rapro"), a research and development stage company. Integrated processing involves the use of more than one process chamber that permits wafers to undergo two or more sequential process steps without removing the wafer from a clean vacuum environment. In May 1995, the Company's CVD cluster tool development activities were transferred to AG Associates (Israel) Ltd. ("AG Israel"). The Company currently owns a 28% voting interest of AG Israel.

   During the fiscal years ended September 30, 1997, 1996 and 1995, the Company expended $14.3 million, $16.7 million and $8.9 million, respectively, on research and development, representing approximately 29%, 23% and 14% of net sales for such periods. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

   The Company's sales cycle is between three and nine months. The shorter cycles relate to existing customers who desire to gradually increase the capacity of their existing fabrication lines. The longer cycles are related to customers who have long-term plans for constructing new production facilities, which are typically planned at least a year in advance. Historically, the Company has worked with potential customers for long periods of time prior to their acceptance of the Company's products, in some cases as long as five years. Since RTP has gained increased acceptance, this period of time has decreased. Nonetheless, customers generally purchase evaluation units prior to making substantive commitments to purchase the Company's products.
Acceptance periods vary widely from customer to customer.

   Warranty periods vary from customer to customer, but generally average 15 months. A limited number of training classes is included in the purchase price of the Company's products. Subsequent training is provided for a nominal fee.

   The Company markets its products both directly, through in-house sales personnel in conjunction with independent sales representatives, or indirectly through independent distributors. To promote its products, the Company uses demonstration laboratories in its San Jose, California facility. The Company and its sales representatives and distributors have sales and support centers located in the United States, Japan, Korea, Taiwan, Singapore, Europe and Israel. When a higher level of technical expertise is needed, the sales effort is supported by product marketing managers and process engineers who work closely with customers and potential customers to find solutions to their current and future processing challenges. The Company has established relationships with key international distributors, including among others, Canon Sales Co., Inc. ("Canon") and MSE Metron Semiconductors Europa, B.V. and MSA Metron Semiconductors Asia Ltd. (collectively, "Metron"). Canon has represented the Company in Japan since 1985, and Metron has represented the Company in Europe and Korea since 1989 and 1994, respectively. Canon is a principal shareholder of the Company and provides a representative on the Company's Board of Directors.

   The Company's distributors and independent representatives provide essential pre- and post-sale support for the Company's products in their territories and account for a substantial percentage of the Company's sales worldwide. The Company believes that strong sales in the major semiconductor manufacturing markets internationally are important to its future success. All of the Company's sales in Japan are through Canon and those in Europe and Korea are through Metron. Metron and Canon both sell the Company's products under their own warranties and provide service and support to their customers. Canon also customizes systems purchased from the Company for redelivery according to Canon's customers' specifications. Sales to Canon amounted to 12%, 25% and 15% of the Company's net sales for the years ended September

30, 1997, 1996 and 1995, respectively. Sales to Metron amounted to 14% of the Company's net sales for the year ended September 30, 1996. Sales to Metron for the years ended September 30, 1997 and 1995 accounted for less than 10% of the Company's net sales for each of those fiscal years.

   International sales represented 31%, 54% and 32% of the Company's net sales for the years ended September 30, 1997, 1996 and 1995, respectively. Because of the magnitude of its international sales, the Company is subject to the normal risks of conducting business internationally. The Company is also subject to general geopolitical risks in connection with its international operations. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase or decrease the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more or less expensive than competitors' products that are denominated in local currencies. See Note 12 of Notes to Consolidated Financial Statements.

   Other than its distributor agreements, the Company currently has no long-term contracts with any of its customers and sales are generally made pursuant to purchase orders. None of the Company's distributors or independent sales representatives has the power to enter into contracts on the Company's behalf or otherwise bind the Company.

CUSTOMERS

   The Company's end-user customers include most of the leading semiconductor manufacturers worldwide. For the year ended September 30, 1997, Intel Corporation ("Intel") accounted for 25% of net sales and Micron Technology, Inc. ("Micron") accounted for 10% of net sales. For the year ended September 30, 1996, Intel accounted for 20% of net sales and NEC accounted for 17% of net sales. Sales to International Business Machines Corporation ("IBM") accounted for 12% of net sales for the year ended September 30, 1995. No other end-user customer accounted for more than 10% of the total sales for the fiscal years ended September 30, 1997, 1996 and 1995.

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

BACKLOG

   The Company's systems backlog (consisting of product scheduled for delivery within the next six months) as of September 30, 1997, 1996 and 1995 was approximately $14.6 million, $8.4 million and $29.6 million, respectively. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next six months. All orders are subject to cancellation or delay with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

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

   The Company's principal RTP competitors compete based upon both price and performance, having incorporated features similar to those offered by the Company into their RTP products, as well as features such as cluster tool performance, which the Company did not offer in fiscal 1997. The Company competes by providing complete process solutions to customers, including training for customer personnel, helping identify and resolve process problems on a continuous basis and emphasizing customer service and product quality and reliability. Some competitors attempt to gain market share primarily through pricing products with features similar to the Company's products at prices below those typically offered by the Company. *Such competitive pricing pressure has in certain cases necessitated and may continue to necessitate significant price reductions by the Company and has and may continue to result in lost orders which could adversely affect the Company's business. For example, the Company has experienced intensifying price competition from AST Elektronik

("AST"), a German-based competitor. In addition, many companies, particularly certain Japanese and United States companies, have the financial and technical resources to participate in these markets and have broader product lines than the Company. For example, Applied Materials, Inc. ("Applied Materials"), a large manufacturer of semiconductor manufacturing equipment located in the United States, entered the RTP segment of the thermal processing market in which the Company competes, and in fiscal 1997 has captured the dominate share of the RTP market. Other manufacturers have also announced their intention to enter the RTP market. *Some integrated circuit manufacturers may attempt to consolidate all their capital equipment purchases through a single or a small number of vendors. There can be no assurance that companies with broader product lines and greater resources will not become more formidable competitors in the future.

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

   Certain components and subassemblies included in the Company's products are obtained from a single source or a limited group of suppliers and subcontractors in order to assure overall quality and timeliness of delivery. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain adequate supplies of certain components and reduced control over pricing and timely delivery of components. *Although the timeliness, quality and pricing of deliveries to date from the Company's suppliers have been acceptable and the Company believes that additional sources of supply will be available should one or more of its suppliers be unable to meet the Company's needs, there can be no assurance that supplies will be available on an acceptable basis. Inability to obtain adequate supplies of components or to manufacture such components internally could delay the Company's ability to ship its products, which could result in the loss of customers who may seek alternative sources of supply.

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

   The Company is currently involved in intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. in the United States District Court for Northern California, San Jose Division. Applied Materials alleges that the Company's products infringe on two of Applied Materials patents relating to RTP process and heater head design and seeks a permanent injunction against infringement, and award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the two Applied Materials patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim alleging that it does not infringe the Company's patent and that the patent is invalid. The trial on all claims and counterclaims is set for March 1, 1999. Management cannot predict the outcome of litigation and believes Applied Materials' claims are without merit and intends to defend the Company vigorously. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert efforts of the Company's technical management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

   There can be no assurance that other third parties will not assert claims against the Company with respect to existing or future products or technologies or that, in case of a dispute, licenses will be available on commercially reasonable terms, or at all, with respect to disputed third-party technology. See Item 3, "Legal Proceedings."

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

EMPLOYEES

   As of September 30, 1997, the Company had 257 full-time employees, including 89 in engineering, research and development, 53 in manufacturing, 63 in service, 26 in marketing and sales and 26 in administration. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

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


ITEM 2.  PROPERTIES

   In October 1995, the Company moved its headquarters from Sunnyvale, California to a facility in San Jose, California. The leased San Jose facility houses the Company's management, administrative, manufacturing, engineering, marketing, sales and customer support personnel in two buildings in approximately 115,000 square feet. An option to expand the San Jose facilities by approximately 38,000 square feet is available to the Company within three years. Currently the Company is negotiating to exercise the option. In August 1997, the Company entered into a one-year lease for 5,000 square feet of manufacturing space adjacent to it's San Jose facility. The Company also leases approximately 1,500 square feet of office space for its customer support personnel in Austin, Texas, through April 1999.

   In addition, the Company leases approximately 2,800 square feet of office space for its sales and customer support personnel in Hsin-Chu, Taiwan, Republic of China, under a lease which expires in July, 1998 with a 3 year extension option.

   The Company believes that its existing facilities are suitable and adequate to meet the Company's current requirements. The Company will continue to consider leasing additional facilities as necessary to support its operations in the future.


ITEM 3.  LEGAL PROCEEDINGS

   The Company is currently involved in intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. in the United States District Court for Northern California, San Jose Division. Applied Materials alleges that the Company's products infringe on two of Applied Materials patents relating to RTP process and heater head design and seeks a permanent injunction against infringement, and award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the two Applied Materials patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim alleging that it does not infringe the Company's patent and that the patent is invalid. The trial on all claims and counterclaims is set for March 1, 1999. Management cannot predict the outcome of litigation and believes Applied Materials' claims are without merit and intends to defend the Company vigorously. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert efforts of the Company's technical management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certian processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

    There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor industry. General Signal Corporation has made a claim against at least two manufacturers of cluster tools that have resulted in litigation to the effect that certain of their cluster tool technologies infringe on General Signal patents. In 1991, at the time that General Signal first raised patent claims in the cluster tool area, the Company joined with six major semiconductor process tool equipment manufacturers in forming an "Ad Hoc Committee for Defense against General Signal Cluster Tool Patents" (the "Ad Hoc Committee"). Based in part on an opinion of patent counsel, the members of the Ad Hoc Committee notified General Signal that the member companies were of the opinion that the General Signal patents were invalid based on (a) prior art, (b) inequitable conduct before the Patent & Trademark Office and (c) estoppel as a result of General Signal's activities in establishing standards for cluster tools and interfaces within the semiconductor industry. The Company believes that the position taken by the Ad Hoc Committee remains valid. Previously, the Company approached General Signal to explore interest in licensing the same patents at issue in the General Signal litigation. The general conditions of the license discussed by General Signal were unacceptable to the Company. Based upon a review of the subject patents, the Company believes that the subject patents are invalid or, if somehow found to be valid, that the Company's cluster tool technology does not infringe. Additionally, the Company has received an opinion of its patent counsel, to the same effect. However, if such a claim were successfully enforced against the Company regarding the cluster tool technology transferred to AG Israel, the value of the Company's investment in AG Israel could diminish. The Company could also be adversely affected as a result of the Company's liability under an indemnity provision with AG Israel for any resulting royalties and other damages payable.

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

   On April 30, 1997, an action was filed against the Company alleging wrongful termination and discrimination in violation of California Fair Employment and Housing Act and the Americans with Disabilities Act. The matter is in the early discovery stage of litigation. The Company believes that the claims are invalid and will defend itself vigorously.

   On October 6, 1997, the Company was served with a demand for arbitration by Cook & Weil, Inc. ("Cook & Weil"), a small manufacturer's representative firm located in New Jersey, which the Company engaged as manufacturer's representative but terminated in 1996. Cook & Weil asserts that the Company owes it approximately $250,000 in unpaid commissions. The Company believes that it has fully paid all commissions due to Cook & Weil. The Company believes that such claim is invalid and will defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

COMMON STOCK TRADING RANGE

   The Company's Common Stock has been traded on the Nasdaq National Market under the symbol AGAI since the company's initial public offering on May 16, 1995. The following table sets forth for the Company's Common Stock, the range of high and low closing prices on the Nasdaq National Market for the period from the Company's initial public offering until the end of fiscal 1997.

                         HIGH         LOW
                         ----         ---
Fiscal 1995

  3rd Quarter          $17.75      $13.00

  4th Quarter           36.81       17.00


Fiscal 1996

  1st Quarter          $31.00      $13.25

  2nd Quarter           15.00        6.38

  3rd Quarter            9.00        6.50

  4th Quarter            7.25        4.75


Fiscal 1997

  1st Quarter           $7.13       $4.75

  2nd Quarter            7.00        4.88

  3rd Quarter            5.98        4.38

  4th Quarter            7.94        5.75


        The closing price of the Company's Common Stock on November 28, 1997, as reported by the Nasdaq National Market, was $5.88.

COMMON SHAREHOLDERS OF RECORD AND DIVIDENDS

        At November 28, 1997, there were approximately 170 shareholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent, excluding shareholders whose stock is held in nominee or street name by brokers. The Company has never paid dividends on its Common Stock and its present policy is to retain earnings to finance it's future operations.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


                                                              YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------
(in thousands, except per share data)             1997       1996       1995        1994       1993
                                                ---------  ---------- ----------  ---------  ---------
Consolidated Statement of Income Data:
       Net sales                                 $49,604     $71,089    $62,725    $40,251    $27,792
       Gross profit                              $16,907     $31,725    $29,028    $17,578    $ 7,074
       Research and development                  $14,329     $16,653    $ 8,893    $ 6,078    $ 7,665
       Selling, general and administrative       $ 9,247     $10,204    $10,562    $ 7,035    $ 5,894
       Restructuring charges                          --          --         --         --    $ 2,645
       Income (loss) from operations             $(6,669)    $ 4,867    $ 9,573    $ 4,465    $(9,130)
       Income (loss) before income taxes         $(6,236)    $ 4,487    $ 9,221    $ 3,361    $(9,467)
       Net income (loss)                         $(4,687)    $ 2,743    $ 9,753    $ 3,224    $(9,496)
       Net income (loss) per share               $ (0.78)    $  0.45    $  2.05    $  0.87    $ (2.52)
       Shares used in per share calculation        5,981       6,137      4,770      3,772      3,755


                                                              YEARS ENDED SEPTEMBER 30,
                                                ------------------------------------------------------
(in thousands)                                    1997       1996       1995        1994       1993
                                                ---------  ---------- ----------  ---------  ---------
Consolidated Balance Sheet Data:
       Cash and cash equivalents                 $ 4,157     $11,985    $18,858    $ 1,598       $899
       Working capital (deficiency)              $22,867     $26,851    $28,649    $(1,257)   $(4,817)
       Total assets                              $42,947     $45,852    $48,825    $14,676    $14,142
       Long-term obligations                     $   275     $    11    $   193    $   691    $   422
       Convertible subordinated debentures            --          --         --    $ 2,107    $ 2,045
       Minority interest in subsidiary                --          --         --    $ 1,979    $ 1,979
       Shareholders' equity (deficiency)         $31,522     $35,694    $32,300    $(3,740)   $(7,445)



                                                                         QUARTER ENDED
                                                           -------------------------------------------
(in thousands, except per share data)                       SEP 30     JUNE 30    MARCH 31   DEC. 31
                                                           ---------- ----------  ---------  ---------
Consolidated Statement of Income Data: (unaudited)
1997
       Net sales                                             $15,951    $13,380    $11,140     $9,133
       Gross profit                                            6,762      4,935      1,811      3,399
       Income (loss) from operations                            (514)    (1,255)    (3,033)    (1,867)
       Income (loss) before income taxes                        (439)    (1,147)    (2,923)    (1,727)
       Net income (loss)                                        (351)      (849)    (2,192)    (1,295)
       Net income (loss) per share                           $ (0.06)   $ (0.14)   $ (0.37)    $(0.22)

1996
       Net sales                                              $8,833    $17,196    $23,200    $21,860
       Gross profit                                            2,805      7,235     11,229     10,455
       Income (loss) from operations                          (3,562)       374      3,870      4,185
       Income (loss) before income taxes                      (3,394)        66      3,775      4,040
       Net income (loss)                                      (1,907)        39      2,227      2,384
       Net income (loss) per share                            $(0.32)    $ 0.01    $  0.37    $  0.38



       Gross profit                                            9,349      7,953      6,301      5,425
       Income from operations                                  3,490      2,445      2,036      1,602
       Income before income taxes                              3,398      2,444      1,858      1,521
       Net income                                              2,876      3,669      1,761      1,447
       Net income per share                                   $ 0.46     $ 0.75     $ 0.47     $ 0.38

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

FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K, and specifically in the Sections entitled "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified within the "Factors That May Affect Future Results" section of "Managements Discussions and Analysis of Financial Condition and Results of Operations." The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*") various sentences within this Annual Report on Form 10-K which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are intended to identify forward-looking statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company derives substantially all of its revenue from a single line of rapid thermal processing products. The RTP industry is subject to rapid technological change, and the Company and its competitors continuously seek to introduce new products that provide improved process results and manufacturing performance at prices acceptable to RTP customers. There can be no assurance that the Company can develop new products more quickly than its competitors or that the Company's products will have better price/performance characteristics than competitors' products. During fiscal 1997, the Company introduced its new Starfire RTP system, which is intended to provide previously unavailable RTP capabilities for the .18 and .25 micron linewidths. The Company anticipates that production shipments of the Starfire RTP system will commence in the first half of calendar 1998. In addition, the Company is currently developing an RTP system for processing 300mm wafers. However, there can be no assurance that production shipments of the Starfire RTP system will commence on schedule or that any of the Company's new products will achieve market acceptance.

    SEMICONDUCTOR INDUSTRY VOLATILITY. The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. In recent quarters, the Company has experienced net sales that were significantly lower than net sales achieved in respective year ago quarters, and has incurred net losses on a quarterly basis as a result of the effects of a semiconductor equipment industry downturn, as well as the Company's continuation of a high level of research and development spending on its new products and competitive pressures. Although the Company's new orders and net sales are improving, which leads the Company to believe it will return to profitability during the first half of fiscal 1998, and although the semiconductor industry appears to be recovering from the current downturn, the Company cannot predict the industry's cycle and its effect on the RTP market, rate of orders for the Company's products or the degree to which the Company's new products will achieve market acceptance. In particular, the semiconductor industry may experience a cyclical downturn over the next few quarters as a result of economic instability in Asia. For these reasons, the Company's analysts' and investors' expectations with respect to the Company's new orders, net sales and operating results with respect to future quarters may not be met.

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

    COMPETITION. The Company's ability to compete depends upon the Company's ability to develop new RTP product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. The Company's competitors, many of whom have substantially greater resources than the Company, also seek to compete in these areas, and certain competitors have introduced products that have additional functionality compared to the Company's products or offer similar products to those of the Company at lower prices. In addition, the Company expects to see increased competition from batch furnace vendors as those companies increased functionality available in such machines. Applied Materials has made significant gains in the Company's market and has offered certain functionality the Company was not able to provide with it's products, allowing Applied Materials to capture significant customers. Applied Materials and AST are significantly larger companies with greater resources than the Company. There are also larger Japanese and domestic companies that possess the technical resources to enter the RTP market.

    CLAIMS OF PATENT INFRINGEMENT. The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. in the United States District Court for the Northern District of California, San Jose Division. Applied Materials alleges that the Company's products infringe on two Applied Materials patents relating to RTP processes and heater head design and seeks a permanent injunction against infringement, and award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The trial on all claims and counterclaims is set for March 1, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company expects to incur significant legal expenses in fiscal 1999 in the event Applied Materials' claims are not resolved by then. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

    INVENTORY OBSOLESCENCE. Because the Company's industry is subject to rapid technological change, the Company has experienced, and expects to experience, obsolescence of certain of its products as the Company and its competitors introduce new products with improved price/performance characteristics. In particular, the Company discontinued its Heatpulse 4100 product line in the quarter ended March 31, 1997 and consequently wrote down $1.4 million of inventory in that quarter. During the quarter ended June 30, 1997, the Company, for the first time in its history, booked more orders for its Heatpulse 8800 product line than for its Heatpulse 8100 product line and this trend continued in the fourth quarter of fiscal 1997. To the extent sales of new products do not offset, or generate lower margins than sales of older products, the Company's business, results of operation and financial condition would be materially adversely affected. In addition, the Company believes that the Heatpulse 8100 product line will become obsolete as acceptance of the Heatpulse 8800 and Starfire products increases.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pricing pressures, the Company's ability to manage costs during periods of low or negative earnings growth, the availability and cost of component parts and materials from the Company's suppliers, the adequate forecasting of the mix of product demand due to production lead times and capacity constraints, the timing of new product announcements and introductions by the Company or its competitors, changes in the mix of products sold, research and development expenses associated with new product introductions, the timing and level of development costs, market acceptance of new or enhanced versions of the Company's products, seasonal customer demand, the cyclical nature of the semiconductor industry, the impact of the company's efforts to implement its evolving long-term strategy, the uncertainties of ongoing negotiations and economic conditions generally or in various geographic areas. In addition, because of the relatively high selling prices of the Company's products, a significant portion of the Company's net sales in any given period is derived from the sale of a relatively small number of units, and a change, even though minor, in the number of units sold during a quarter can result in a large fluctuation in net sales for the quarter.

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

    YEAR 2000 INFRASTRUCTURE RISK. The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                    YEARS ENDED SEPTEMBER 30,
                                                  1997(tau)   1996(tau)    1995
                                                  ---------   ---------    ----
Net sales                                          100%        100%        100%
Cost of sales                                       66          55          54
                                                  ----        ----        ----
   Gross profit                                     34          45          46
                                                  ----        ----        ----
Operating expenses:
   Research and development                         29          23          14
   Selling, general and administrative              19          14          17
                                                  ----        ----        ----
          Total operating expenses                  48          37          31
                                                  ----        ----        ----
Income (loss) from operations                      (13)          7          15
   Other income (expense), net                       1           1           *
   Equity in loss of unconsolidated
      subsidiary                                    --          (2)          *
                                                  ----        ----        ----
Income (loss) before income taxes                  (12)          6          15
Provision (benefit) for income taxes                (3)          2          (1)

                                                  ----        ----        ----
Net income (loss)                                   (9)%         4%         16%
                                                  ====        ====        ====

*  Less than 1 percent

(tau)  Percentages may not total 100% due to rounding

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

     Net sales decreased to $49.6 million in fiscal 1997 from $71.1 million in fiscal 1996, a decrease of 30%. Substantially all net sales were derived from RTP operations for both periods. The sales decline in the current fiscal year was primarily due to the decrease in unit sales of the Company's Heatpulse products, as reflected in a decrease in sales to Intel, the Company's largest customer in fiscal 1997 and 1996, which accounted for $12.0 million of the Company's net sales in fiscal

1997 compared to $14.0 million in fiscal 1996. The sales decline reflects the global semiconductor industry's slowing order rate at the end of fiscal 1996 and the beginning of fiscal 1997 and competition from two competitors with greater financial resources than the Company.

     Sales to distributors were $9.8 million in fiscal 1997 compared to $27.0 million in the prior fiscal year. The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon, and those in Europe and Korea are through Metron. Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. In fiscal 1997, Canon represented 12% of net sales, compared to 24% of net sales in fiscal 1996, and Metron represented 8% of net sales, compared to 14% of net sales in fiscal 1996. The decrease in sales to distributors was primarily due the decline of the global semiconductor industry's order rate at the end of fiscal 1996 and the beginning of fiscal 1997. Domestic sales for the Company increased to $34.0 million in the current fiscal year from $32.5 million in fiscal 1996. The increase in domestic sales is primarily due increased revenues from Micron. International sales for the Company decreased to $15.6 million in the current fiscal year from $38.6 million in fiscal 1996, a decrease of 60 percent. The decrease of international sales results from the decline of the global semiconductor industry's order rate at the end of fiscal 1996 and the beginning of fiscal 1997. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1998. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the impact of the economic instability in Asia, the timing of orders and the relative strength of domestic sales. International sales are typically denominated in United States dollars. *Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase or decrease the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more or less expensive than competitors' products that are denominated in local currencies. Inflation has not had a material impact on the Company's net sales or results of operations.

   The Company's end-user customers include most of the leading semiconductor manufacturers worldwide. For the year ended September 30, 1997, Intel accounted for 24% of total net sales and Micron accounted for 10% of total net sales. For the year ended September 30, 1996, Intel Corporation accounted for 20% of total net sales and NEC accounted for 17% of total net sales. Sales to IBM accounted for 12% of total net sales for the year ended September 30, 1995. No other end-user customer accounted for more than 10% of the total net sales for fiscal years ended September 30, 1997, 1996 and 1995. *The Company expects increasing competition from a competitor who has substantially greater resources than the Company, particularly in the sale of RTP systems designed for .18 and .25 micron applications and in 200mm and 300mm applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales. *The loss of any significant end-user customer, even if replaced by a different significant end-user customer, could have a material adverse effect on the Company's business, results of operations and financial condition.

   Gross profit decreased to $16.9 million in fiscal 1997 from $31.7 million in the prior fiscal year, a decrease of 47%. However, gross profit for the fourth quarter of fiscal 1997 increased to $6.8 million as compared to $2.8 million in the fourth quarter of fiscal 1996. This increase reflects the global semiconductor industry's gradual recovery over the course of fiscal 1997. Gross profit decreased from fiscal 1996 to fiscal 1997 primarily as a result of decreased sales volume. Gross profit as a percentage of net sales declined to 34% in the current fiscal year from 45% in fiscal 1996. The reduced gross profit percentage resulted primarily from a decline in sales volume and a one time charge in the second quarter for obsolete inventory related to the Heatpulse 4108 product. *As the Company pursues volume production of Heatpulse 8800 systems, the Company expects gross margins on sales of such systems to improve. However, attaining such improved gross margins requires the Company to decrease manufacturing costs as production of Heatpulse 8800 systems ramps, to increase the number of systems it produces and sells, and to keep average selling prices of Heatpulse 8800 systems constant. There can be no assurance that the Company will be successful in these efforts.

   Research and Development ("R&D") expenses decreased to $14.3 million in the current fiscal year from $16.7 million in the prior fiscal year, a decrease of 14%. As a percentage of net sales, R&D expenses increased to 29% in fiscal 1996 from 23% in fiscal 1996, reflecting the Company's commitment to bring new products to market and the decrease in net sales from fiscal 1996 to fiscal 1997. During fiscal year 1997, the Company announced the Starfire .18 micron platform for 200mm and 300mm RTP products. *Because the Starfire platform is not fully developed for production status, the Company plans to continue to expend a significant portion of it's R&D dollars on this platform in fiscal 1998, and expects Beta testing in early calendar 1998 with production in 1999. *The Company also expects development of 300mm RTP product platforms to account for a significant portion of R&D expenses. *The Company expects that total R&D spending related to its Starfire product and technology (including amounts spent to date) to reach $10 million and that total R&D spending related to its 300mm platforms and technology (including amounts spent to date) to reach $6 million. *The failure of the Company to timely develop new platforms, the failure of new platforms to meet customer expectations regarding performance and cost or the failure of new platforms to achieve market acceptance following product introduction would each have a material adverse effect on the Company's business, results of operations and financial condition. *The Company continues to believe that significant investment in R&D is required to remain competitive, thought the Company expects that R&D as a percentage of net sales will decrease if it's sales expectations are met. All R&D costs are expensed as incurred.

   Selling, general and administrative ("SG&A") expenses decreased to $9.2 million in fiscal 1997 from $10.2 million in fiscal 1996, a decrease of 9%. As a percentage of net sales, SG&A expenses increased to 19% in fiscal 1997 from 14% in fiscal 1996, reflecting lower sales in the more recent period. The decrease in absolute dollars for the current fiscal year was due primarily to the Company's management of expenses in response to the decline in sales, most notably the decrease in payroll expenditures realized from the work force reduction in July 1996, and reduced direct commissions resulting from lower net sales in fiscal 1997 compared to fiscal 1996. *In fiscal 1998, SG&A spending in absolute dollars is expected to increase; however, actual spending may fluctuate depending on, among other things, the level of net sales. *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

   Other income (expense), net was $432,000 in fiscal 1997 and $772,000 in fiscal 1996, and decreased in fiscal 1997 primarily as a result of lower interest income earned on the Company's reduced cash and investment balances. Other income also included commissions on quartz sales of $134,000 earned in fiscal 1997 and $190,000 in fiscal 1996.

   Equity in loss of unconsolidated subsidiary was $1.2 million for fiscal 1996. This represents the Company's share of the losses of AG Associates (Israel) Ltd. ("AG Israel") during fiscal 1996. In May 1995, a 51% interest in AG Israel was acquired by Clal Electronics Industries Ltd. ("Clal Electronics"), and from June 1, 1995 to November 1997, the Company retained a 49% interest in AG Israel. The Company has accounted for its investment on the equity method since June 1, 1995. Prior to that, AG Israel was accounted for as a wholly-owned subsidiary of the Company and its results of operations were included in the consolidated financial statements of the Company. In November 1997, AG Israel completed a private placement of $13.0 million, in which the Company did not participate. The effect of this financing was to dilute the Company's voting interest to 28%. *Additional losses from AG Israel's operations will be recorded only to the extent of any future investments by the Company.

   For fiscal 1997, the Company recorded an income tax benefit of $1.5 million compared to an income tax expense of $1.7 million in fiscal 1996. In fiscal 1997, the effective income tax rate used to compute the Company's income tax benefit was lower than the federal statutory rate due both to an increase in the Company's valuation allowance as a result of management's estimate that deferred tax assets were more likely than not to be recognized and other permanent items not being deductible for tax purposes.

   The Company's systems backlog (consisting of product scheduled for delivery within the next six months) as of September 30, 1997 was approximately $14.6 million, as compared to $8.4 million at September 30, 1996. The increase in backlog was a result of the global semiconductor industry's gradual recovery over fiscal 1997. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next six months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in the delivery schedules and additions or cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

   Net sales increased to $71.1 million in fiscal 1996 from $62.7 million in fiscal 1995, an increase of 13 percent. Substantially all net sales were derived from RTP operations for both periods. The sales growth in the current fiscal year was primarily due to the increase in unit sales of the Company's Heatpulse 8108 product and included sales to one customer of $14.0 million compared to $18.1 million in fiscal 1995. However, sales for the fourth quarter of fiscal 1996 declined to $8.8 million as compared to $17.2 million in the third quarter of fiscal 1996 and $19.7 million in the fourth quarter of fiscal 1995. This decline reflected the semiconductor industry's slowing order rate and competitive pressures. The average selling price of the Heatpulse 8108 decreased in fiscal 1996 due primarily to an increasing proportion of distributor sales, which generally have lower selling prices than direct sales.

   Sales to distributors were $27.0 million in fiscal 1996 compared to $12.3 million in the prior fiscal year. The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon, and those in Europe and Korea are through Metron. Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. In fiscal 1996, Canon represented 24% of net sales, compared to 14% of net sales in fiscal 1995, and Metron represented 14% of net sales, compared to 5% of net sales in fiscal 1995. The increase in sales to distributors was primarily due to increased international sales both in terms of actual sales and as a percent of total sales, as most international sales of the Company are made through distributors. Domestic sales for the Company decreased to $32.5 million in the current fiscal year from $42.9 million in fiscal 1995, a decrease of 24 percent. The decrease in domestic sales is primarily due to the semiconductor industry's slowing order rate and the loss of sales from a major customer to a competitor. International sales for the Company increased to $38.6 million in the current fiscal year from $19.8 million in fiscal 1995, an increase of 95 percent. As a percentage of net sales, international sales increased to 54% for the current fiscal year from 32% in the prior fiscal year. This increased percentage of international sales results primarily from substantially increased sales in terms of absolute dollars, combined with declining domestic sales in terms of absolute dollars. The increase in absolute dollars for international sales in fiscal 1996 was primarily due to increased sales to Europe and Asia, including Japan.

   The Company's end-user customers include most of the world's leading semiconductor manufacturers. For the year ended September 30, 1996, Intel accounted for 20% of total net sales and NEC accounted for 17% of total net sales. For the year ended September 30, 1995, Intel accounted for 29% of total net sales, and IBM accounted for 12% of total net sales.

   Gross profit increased to $31.7 million in fiscal 1996 from $29.0 million in the prior fiscal year, an increase of 9 percent. However, gross profit for the fourth quarter of fiscal 1996 declined to $2.8 million as compared to $7.2 million in the third quarter of fiscal 1996 and $9.3 million in the fourth quarter of fiscal 1995. This decline reflects the semiconductor industry's slowing order rate and competitive pressures. Gross profit increased from fiscal 1995 to fiscal 1996 as a result of increased sales volume. Gross profit as a percentage of net sales declined to 45% in the current fiscal year from 46% in fiscal 1995. The reduced gross profit percentage resulted primarily from a decline in systems margin as the number of systems sold to distributors increased, an increase in cost incurred on systems sold in Europe that required additional customization to meet more stringent European electronics regulatory standards, and an increase in overhead costs as a result of the Company's move to a new facility. This decrease in systems margin was partially offset by an improvement in spares margin.

   Research and Development ("R&D") expenses increased to $16.7 million in the current fiscal year from $8.9 million in the prior fiscal year, an increase of 87%. As a percentage of net sales, R&D expenses increased to 23% in fiscal 1996 from 14% in fiscal 1995, reflecting the Company's commitment to bring new products to market. During fiscal year 1996, the Company introduced its Heatpulse 8800 system. The Heatpulse 8800 product was a new RTP system designed for volume production environments, where process repeatability, productivity and cost are critical considerations. This product was developed to help semiconductor manufacturers improve performance in all three areas for the full range of RTP process applications. All R&D costs are expensed as incurred.

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

   Equity in loss of unconsolidated subsidiary was $1.2 million for fiscal 1996. This represents the Company's share of the losses of AG Israel during fiscal 1996 as compared to $364,000 from May 1995 through the end of fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $4.2 million, compared to $12.0 million as of September 30, 1996 and $18.9 million as of September 30, 1995. The decrease of $7.8 million from fiscal 1996 to fiscal 1997 was primarily attributable to capital expenditures relating to the Company's upgrade of it's facility to build the Starfire products and to build internal Starfire tools for engineering development. The increase of $17.3 million from fiscal 1994 to fiscal 1995 was primarily due to the Company's initial public offering in May 1995. Working capital decreased to $22.9 million at September 30, 1997 from $26.9 million at September 30, 1996 from $28.6 million at September 30, 1995. During fiscal 1997, the Company renewed a $5 million revolving line of credit, which is available through July 31, 1998. The line is collateralized by primarily all assets of the Company. Borrowings bear interest at prime plus 1% per annum when the Company has a net loss and prime plus 0.5% per annum when the Company has net income. There were no outstanding borrowings at September 30, 1997.

     The Company's operating activities used cash of $4.6 million during fiscal 1997. Net loss of $4.7 million, increases in accounts receivable of $4.9 million and prepaids of $434,000, and decreases in accrued liabilities of $327,000, customer advances of $245,000 and income taxes payable/refundable of $189,000 were offset by increases in accounts payable of $1.6 million, loss on disposal of fixed assets of $919,000 and a decrease in deferred income taxes of $846,000. The increase in accounts receivable was due to increasing sales in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. The increase in prepaids was primarily due to the addition of an asset exchanged for services. The decrease in customer advances was primarily due to the return of an experimental tool and subsequent refund to the customer. The decrease in accrued liabilities was primarily due to a decrease in the reserve for warranty parts and labor, resulting from the decrease in the number of tools under warranty coverage, and in a change in the calculation method of reserve requirements. The decrease in deferred income taxes was due primarily to an increase in the valuation allowance to reduce net deferred tax assets to an amount expected more likely than not to be recognized. The increase in payables was primarily due to an increase in fixed asset purchases and R&D spending in the fourth quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. The loss on disposal of fixed assets was primarily due to the decommission of engineering systems. In addition, inventories remained constant despite a write-down of $1.4 million in inventory during fiscal 1997 related to the discontinuance of the Heatpulse 4100 product line, as the Company increased inventories during the fourth quarter of fiscal 1997 to support anticipated Beta testing of its Starfire products and potential net sales growth.

     Cash provided by operating activities was $673,000 during fiscal 1996. Net income of $2.7 million, a decrease in accounts receivable of $4.9 million and losses from equity in AG Israel of $1.2 million were offset by increases in inventory of $3.3 million along with decreases in accounts payable of $2.4 million, accrued liabilities of $2.2 million and refundable income taxes of $2.1 million. The decrease in accounts receivable was due to increased collection activity and declining sales during the fourth quarter of fiscal 1996. The increase in inventory was primarily due to increased levels of raw materials in preparation for meeting the Company's shipment targets for fiscal 1996, as well as the stocking of offsite spares inventories. The decrease in payables was primarily due to a decrease in purchases during the second half of fiscal 1996. The decrease in accruals was primarily due to reduced commission expense and other payroll accruals and lower level of operations during the second half of 1996. Cash provided by operating activities was $1.4 million in fiscal 1995, as net income of $9.8 million and an increase in accounts payable of $3.2 million, due largely to increased purchases of inventory and the growth in operating expenses, were partially offset by an increase in accounts receivable of $7.3 million, reflecting an increase in net sales, an increase in inventories of $4.1 million to support higher production volumes and an increase in deferred tax assets of $3.9 million, principally due to increased profitability resulting in a reversal of the valuation allowance.

     Cash provided by (used in) investing activities was $4.9 million in fiscal 1997, ($7.3) million in fiscal 1996 and ($13.5) million in fiscal 1995. Capital expenditures and purchases of short-term investments totaling $12.9 million were the principal uses of cash in investment activities in fiscal 1997 and were offset by maturities of short term investments of $17.8 million. Capital expenditures, purchases of short term investments and a required $1 million equity investment in AG Israel were the principal uses of cash in investment activities in fiscal 1996. Purchases of short term investments, capital expenditures and an equity investment in AG Israel were the principal uses of cash in investment activities in fiscal 1995. Capital expenditures were approximately $3.5 million in fiscal 1997, $6.9 million in fiscal 1996 and $2.2 million in fiscal 1995. The Company leased assets with a cost of $496,000 in fiscal 1997; the Company did not enter into any lease agreements in fiscal 1996; the Company leased assets with a cost of $280,000 in fiscal 1995. Capital expenditures in fiscal 1997 were made primarily to support Starfire engineering and manufacturing requirements. Capital expenditures in fiscal 1996 were made primarily to support increased personnel levels and facilities upgrades. The Company relocated its entire operations from Sunnyvale, California to San Jose, California during October 1995. The cost of leasehold improvements for this relocation was $2.2 million. *The Company expects that capital expenditures will be approximately $4.0 million in fiscal 1998, principally to support facilities and new product development.

     Financing activities provided cash of $239,000 in fiscal 1997 from the sale of common stock to employees, partially offset by the reduction in long-term lease obligations. Financing activities provided cash of $316,000 in fiscal 1996 primarily from the sale of common stock to employees and collections of employee notes receivable, partially offset by the reduction in long-term lease obligations. Financing activities provided cash of $18.8 million in fiscal 1995 principally from net proceeds of $20.2 million resulting from the Company's initial public offering of Common Stock and short-term borrowings to support the cash used by operating activities during the period partially offset by repayments of short-term borrowings.

     *The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the uncertain nature of the industry, competitive market conditions and the strong commitment to developing the Company's next-generation products, liquidity and working capital are difficult to anticipate beyond the next twelve months. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company. The Company reserves the right to obtain funds for working capital or other purposes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's Consolidated Financial Statements as of September 30, 1997 and 1996 and for the Three Years in the period ended September 30, 1997 and Independent Auditors' Report follow. The pages of the Company's Consolidated Financial Statements are independently numbered from this Form 10-K.

                    AG ASSOCIATES, INC.

                    CONSOLIDATED FINANCIAL STATEMENTS AS OF
                    SEPTEMBER 30, 1997 AND 1996 AND FOR THE
                    THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1997 AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AG Associates, Inc.:

We have audited the accompanying consolidated balance sheets of AG Associates, Inc. and its subsidiary (the Company) as of September 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AG Associates, Inc. and its subsidiary at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



DELOITTE  &  TOUCHE  LLP

San Jose, California
November 4, 1997

AG ASSOCIATES, INC.

CONSOLIDATED  BALANCE  SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     SEPTEMBER 30,
                                                                ----------------------
ASSETS                                                            1997          1996
                                                                --------      --------
Current assets:
  Cash and equivalents                                          $  2,485      $  1,996
  Short-term investments                                           1,672         9,989
  Receivables (net of allowances of $903 in 1997 and 1996)        13,415         8,560
  Inventories                                                     11,676        11,668
  Income taxes refundable                                          1,652         1,463
  Deferred income taxes                                            2,221         2,859
  Prepaid expenses and other current assets                          896           462
                                                                --------      --------

           Total current assets                                   34,017        36,997

Property and equipment - net                                       8,493         8,210

Deferred income taxes                                                437           645
                                                                --------      --------

Total                                                           $ 42,947      $ 45,852
                                                                ========      ========


LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                              $  6,272      $  4,669
  Accrued liabilities                                              4,684         5,011
  Current portion of capital lease obligations                       194           222
  Customer advances                                                   --           245
                                                                --------      --------

           Total current liabilities                              11,150        10,147

Capital lease obligations                                            275            11

Commitments and contingences (Notes 7, 13 and 14)

Shareholders' equity:
  Common stock, no par value: 25,000,000 shares authorized;
    shares outstanding: 1997 - 6,061,196; 1996 - 5,943,503        36,139        35,640
  Deferred stock compensation                                         --           (17)
  Net unrealized loss on short-term investments                      (10)          (10)
  Retained earnings (accumulated deficit)                         (4,607)           81
                                                                --------      --------

           Total shareholders' equity                             31,522        35,694
                                                                --------      --------

Total                                                           $ 42,947      $ 45,852
                                                                ========      ========


See notes to consolidated financial statements.

AG ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                1997          1996         1995
                                                              --------      --------      --------
Net sales (including sales to a shareholder/distributor
   of $5,719, $17,333 and $9,132)                             $ 49,604      $ 71,089      $ 62,725
Cost of sales                                                   32,697        39,365        33,697
                                                              --------      --------      --------

  Gross profit                                                  16,907        31,724        29,028
                                                              --------      --------      --------

Operating expenses:
  Research and development                                      14,329        16,653         8,893
  Selling, general and administrative                            9,247        10,204        10,562
                                                              --------      --------      --------

           Total                                                23,576        26,857        19,455
                                                              --------      --------      --------

Income (loss) from operations                                   (6,669)        4,867         9,573
                                                              --------      --------      --------

Other income and expense:
  Interest income                                                  377           708           352
  Interest expense                                                 (71)          (59)         (370)
  Equity in loss of unconsolidated subsidiary                       --        (1,152)         (364)
  Other, net                                                       126           123            30
                                                              --------      --------      --------

Income (loss) before provision (benefit) for income taxes       (6,237)        4,487         9,221

Provision (benefit) for income taxes                            (1,549)        1,744          (532)
                                                              --------      --------      --------

Net (loss) income                                             $ (4,688)     $  2,743      $  9,753
                                                              ========      ========      ========

Net (loss) income per share                                   $  (0.78)     $   0.45      $   2.05
                                                              ========      ========      ========

Shares used in per share calculations                            5,981         6,140         4,770
                                                              ========      ========      ========


See notes to consolidated financial statements.

AG ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY) (DOLLARS IN THOUSANDS)



                                                                                                                    NOTES
                                                          CONVERTIBLE                                             RECEIVABLE
                                                        PREFERRED STOCK                COMMON STOCK                  FROM
                                                  --------------------------      ------------------------
                                                    SHARES          AMOUNT          SHARES         AMOUNT        SHAREHOLDERS
                                                  ----------      ----------      ----------     ----------      ------------
BALANCES, September 30, 1994                          31,250      $       50       2,927,328     $    8,765      $      (14)

Conversion of minority equity interest                    --              --         271,739          1,979              --
Initial public offering of common stock                   --              --       2,070,000         20,232              --
Conversion of preferred stock                        (31,250)            (50)          7,813             50              --
Conversion of subordinated debentures                     --              --         271,739          2,000              --
Exercise of warrants                                      --              --         173,750          1,529              --
Common stock issued for services                          --              --          18,750            170              --
Exercise of options                                       --              --          95,280            410             (78)
Amortization of deferred stock compensation               --              --              --             --              --
Preferred stock dividends                                 --              --              --             --              --
Net income                                                --              --              --             --              --
                                                  ----------      ----------      ----------     ----------      ----------

BALANCES, September 30, 1995                              --      $       --       5,836,399         35,135             (92)
                                                  ----------      ==========      ----------     ----------      ----------

Common stock issued under employee stock
  purchase plan                                                                       52,694            310              --
Exercise of options                                                                   54,410            195              --
Amortization of deferred stock compensation                                               --             --              --
Net unrealized loss on short-term investments                                             --             --              --
Cancellation of notes receivable                                                          --             --              92
Net income                                                                                --             --              --
                                                                                  ----------     ----------      ----------

BALANCES, September 30, 1996                                                       5,943,503         35,640              --
                                                                                  ----------     ----------      ----------
Common stock issued under employee stock
  purchase plan                                                                       61,781            256              --
Exercise of options                                                                   55,912            243              --
Amortization of deferred stock compensation                                               --             --              --
Net loss                                                                                  --             --              --
                                                                                  ----------     ----------      ----------
BALANCES, September 30, 1997                                                       6,061,196     $   36,139      $       --
                                                                                  ==========     ==========      ==========

                                                                  NET
                                                               UNREALIZED
                                                                LOSS ON          RETAINED          TOTAL
                                                  DEFERRED       SHORT-          EARNINGS       SHAREHOLDERS'
                                                   STOCK         TERM          (ACCUMULATED       EQUITY
                                                COMPENSATION   INVESTMENTS        DEFICIT)      (DEFICIENCY)
                                                -------------  ------------      ----------     -----------
BALANCES, September 30, 1994                    $     (128)     $       --      $  (12,413)     $   (3,740)

Conversion of minority equity interest                  --              --              --           1,979
Initial public offering of common stock                 --              --              --          20,232
Conversion of preferred stock                           --              --              --              --
Conversion of subordinated debentures                   --              --              --           2,000
Exercise of warrants                                    --              --              --           1,529
Common stock issued for services                        --              --              --             170
Exercise of options                                     --              --              --             332
Amortization of deferred stock compensation             47              --              --              47
Preferred stock dividends                               --              --              (2)             (2)
Net income                                              --              --           9,753           9,753
                                                ----------      ----------      ----------      ----------

BALANCES, September 30, 1995                           (81)             --          (2,662)         32,300
                                                ----------      ----------      ----------      ----------

Common stock issued under employee stock
  purchase plan                                        --              --              --             310
Exercise of options                                    --              --              --             195
Amortization of deferred stock compensation            64              --              --              64
Net unrealized loss on short-term investments          --             (10)             --             (10)
Cancellation of notes receivable                       --              --              --              92
Net income                                             --              --           2,743           2,743
                                                ---------       ---------       ---------       ---------

BALANCES, September 30, 1996                          (17)            (10)             81          35,694
                                                ---------       ---------       ---------       ---------
Common stock issued under employee stock
  purchase plan                                        --              --              --             256
Exercise of options                                    --              --              --             243
Amortization of deferred stock compensation            17              --              --              17
Net loss                                               --              --          (4,688)         (4,688)
                                                ---------       ---------       ---------       ---------
BALANCES, September 30, 1997                    $      --       $     (10)      $  (4,607)      $  31,522
                                                =========       =========       =========       =========




See notes to consolidated financial statements

AG ASSOCIATES, INC.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(IN THOUSANDS)

                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------
                                                                               1997          1996          1995
                                                                             --------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                                          $ (4,688)     $  2,743      $  9,753
  Reconciliation to net cash provided by (used in) operating activities:
    Depreciation and amortization                                               2,746         2,078         1,073
    Loss on disposal of fixed assets                                              662            --            --
    Equity in loss of unconsolidated subsidiary                                    --         1,152           364
    Deferred income taxes                                                         846           400        (3,904)
    Deferred stock compensation and stock issued for services rendered             17            64           217
    Interest accrued (paid) on convertible subordinated debentures                 --            --          (107)
    Other                                                                          --            17           105
    Changes in assets and liabilities:
      Receivables                                                              (4,855)        4,948        (7,276)
      Inventories                                                                  (8)       (3,274)       (4,071)
      Prepaid expenses and other current assets                                  (177)           94          (327)
      Accounts payable                                                          1,603        (2,372)        3,201
      Accrued liabilities                                                        (327)       (2,159)        2,164
      Customer advances                                                          (245)         (905)         (259)
      Income taxes payable/refundable                                            (189)       (2,113)          441
                                                                             --------      --------      --------

           Net cash provided by (used in) operating activities                 (4,615)          673         1,374
                                                                             --------      --------      --------

Cash flows from investing activities:
  Purchases of short-term investments                                          (9,474)       (3,199)      (10,600)
  Maturities of short-term investments                                         17,791         3,800            --
  Investment in AG Israel                                                          --        (1,000)         (782)
  Other assets                                                                     --            --            15
  Capital expenditures                                                         (3,452)       (6,852)       (2,173)
                                                                             --------      --------      --------

           Net cash provided by (used in) investing activities                  4,865        (7,251)      (13,540)
                                                                             --------      --------      --------

Cash flows from financing activities:
  Short-term borrowing                                                             --            --         2,000
  Repayments of short-term borrowing                                               --            --        (4,400)
  Reductions in long-term obligations                                            (260)         (281)         (865)
  Proceeds from initial public offering                                            --            --        20,232
  Sales of common stock                                                           499           505         1,861
  Collection of notes receivable                                                   --            92            --
  Preferred stock dividends                                                        --            --            (2)
                                                                             --------      --------      --------

           Net cash provided by financing activities                              239           316        18,826
                                                                             --------      --------      --------

Net increase (decrease) in cash and equivalents                                   489        (6,262)        6,660

Cash and equivalents at beginning of period                                     1,996         8,258         1,598
                                                                             --------      --------      --------

Cash and equivalents at end of period                                        $  2,485      $  1,996      $  8,258
                                                                             ========      ========      ========


                                                           (Continued)

AG ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                 ------------------------------
                                                                                  1997        1996        1995
                                                                                  ----        ----        ----
Supplemental schedule of noncash investing and financing activities:
  Assets acquired under capital leases                                           $  496      $    --     $  280
                                                                                 ======      =======     ======
  Exchange of equipment for services                                             $  257      $    --     $   --
                                                                                 ======      =======     ======
  Conversion of subordinated debentures, preferred stock and minority
  interests                                                                      $   --                  $4,029
                                                                                             =======     ======
  Conversion of minority equity interest                                         $   --      $    --     $1,979
                                                                                 ======      =======     ======
  Exercise of stock options in exchange for notes receivable                     $   --      $    --     $   78
                                                                                 ======      =======     ======
  Transfer of net liabilities to unconsolidated subsidiary:
    Property                                                                                             $  101
    Current liabilities                                                                                    (285)
    Capital leases                                                                                          (82)
                                                                                                         ------

    Net                                                                                                  $ (266)
                                                                                                         ======

Supplemental disclosure of cash flow information Cash paid during the period for:
    Interest                                                                     $   71      $    50     $  369
                                                                                 ======      =======     ======
    Income taxes                                                                 $   --      $ 3,207     $2,930
                                                                                 ======      =======     ======


See notes to consolidated financial statements.

AG ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION - AG Associates, Inc. (the Company) was incorporated in California in October 1981. The Company designs, manufactures, markets and supports advanced single-wafer, rapid thermal processing (RTP) equipment used in the manufacture of integrated circuits. The Company's products, marketed under the Heatpulse(R) and StarfireTM names, utilize high intensity light to precisely heat a single silicon wafer which results in a chemical process needed to produce an integrated circuit. These products are manufactured at the Company's California location and sold primarily to semiconductor manufacturers through a direct sales force in the United States and through foreign distributors.

     CONSOLIDATION - The consolidated financial statements include the accounts of AG Associates, Inc. and its wholly-owned subsidiary, Rapro Technology, Inc. (Rapro). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements of the Company also include the results of operations of AG Associates (Israel) Ltd. (AG Israel) for the period through May 31, 1995. As a result of the sale of the controlling interest of AG Israel (see Note 13), the Company has accounted for its remaining minority interest in AG Israel using the equity method since June 1, 1995.

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

     FINANCIAL STATEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the level of the allowance for potentially uncollectible receivables, inventory reserves for obsolete, slow moving or nonsalable inventory, certain accruals and estimated costs for installation, warranty and other customer support obligations. Actual results could differ from these estimates.

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

     STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation".

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

     NET INCOME (LOSS) PER SHARE - Net income per share is based upon the weighted average number of common and dilutive common equivalent shares (common stock options, warrants and securities convertible into the Company's common stock) outstanding.
     Net loss per share excludes common equivalents as such amounts are anti-dilutive.

     In February 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 128, "Earnings per Share." The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Pro forma amounts for basic and diluted EPS assuming SFAS 128 had been in effect for the periods presented are as follows:

                               FISCAL YEAR ENDED SEPTEMBER 30,
                            ------------------------------------
                              1997           1996           1995
                              ----           ----           ----
    Basic EPS               $ (0.78)        $ 0.47        $ 2.22
    Diluted EPS             $ (0.78)        $ 0.45        $ 2.05


     RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total , the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997.

2.   INVESTMENTS

     Short-term investments at September 30 consist of (in thousands):

                                                    GROSS        GROSS        FAIR
                                      AMORTIZED  UNREALIZED    UNREALIZED    MARKET
1997                                    COST        GAINS        LOSSES       VALUE
                                       -------     -------      -------      -------
Available-for-sale investments:
  Adjustable rate preferred stocks     $   500     $    --      $    --      $   500
  Corporate debt securities              1,182          --          (10)       1,172
                                       -------     -------      -------      -------
                                       $ 1,682     $    --      $   (10)     $ 1,672
                                       =======     =======      =======      =======
1996

Available-for-sale investments:
  Adjustable rate preferred stocks     $ 2,500     $    --      $    --      $ 2,500
  Corporate debt securities              7,499          10          (20)       7,489
                                       -------     -------      -------      -------
                                       $ 9,999     $    10      $   (20)     $ 9,989
                                       =======     =======      =======      =======



     There were no realized gains or losses for the years ended September 30, 1997 and 1996. All corporate debt securities held at September 30, 1997 mature within one year.

3.   INVENTORIES

     Inventories consist of (in thousands):

                       SEPTEMBER 30,
                    -------------------
                     1997         1996
                    -------     -------
Raw materials       $ 7,500     $ 7,865
Work-in-process       4,176       3,803
                    -------     -------
                    $11,676     $11,668
                    =======     =======



     Inventories are shown net of reserves for obsolete, slow-moving, and nonsalable inventory of $3,666,000 and $3,289,000 at September 30, 1997 and 1996, respectively.

4.   PROPERTY  AND  EQUIPMENT

     Property and equipment consist of (in thousands):

                                                    SEPTEMBER 30,
                                              ----------------------
                                                1997          1996
                                              --------      --------
Machinery and equipment                       $ 10,289      $  9,534
Furniture and fixtures                             888           643
Leasehold improvements                           2,893         2,273
Construction in progress                         1,315           235
                                              --------      --------
Total                                           15,385        12,685
Accumulated depreciation and amortization       (6,892)       (4,475)
                                              --------      --------
Property and equipment - net                  $  8,493      $  8,210
                                              ========      ========



5.   ACCRUED  LIABILITIES

     Accrued liabilities consist of (in thousands):

                                 SEPTEMBER 30,
                              -----------------
                               1997       1996
                              ------     ------
Warranty reserve              $1,687     $2,440
Compensation and benefits      1,354      1,186
Commissions                      473        502
Other                          1,170        883
                              ------     ------
                              $4,684     $5,011
                              ======     ======



6.   BORROWING  ARRANGEMENTS

     The Company has a line of credit with a bank which provides for borrowings of up to $5,000,000, limited to outstanding accounts receivable, as defined, which expires July 31, 1998. The line of credit is collateralized by primarily all of the Company's assets. Advances bear interest at the bank's prime rate plus 1.0% per annum when the Company has a net loss and prime rate plus 0.5% per annum when the Company has net income (as defined). There were no outstanding borrowings at September 30, 1997. The line of credit is subject to certain financial covenants. At September 30, 1997, the Company is in compliance with these covenants.

7.   LEASES

     Equipment with a cost and accumulated amortization of $1.3 million and $818,000 at September 30, 1997, respectively, ($714,000 and $499,000 at
     September 30, 1996) has been leased under capital leases.

     In 1995, the Company entered into a seven-year lease, with an option for a five-year extension, for a 115,000 square foot office and manufacturing facility, located in San Jose, California. An option to expand the San Jose facilities by approximately 38,000 square feet is available to the Company within three years. Currently the Company is negotiating to exercise the option.

     On August 25, 1997 the Company entered into a one-year lease for an additional 5,000 square foot manufacturing space adjacent to its manufacturing facility in San Jose, California.

     Future minimum annual capital and operating lease commitments at September 30, 1997 are as follows (in thousands):

                                               OPERATING    CAPITAL
                                                 LEASES      LEASES
                                              -----------  ---------
1998                                             $ 869      $ 210
1999                                               897        188
2000                                               931        123
2001                                               966          -
2002                                             1,001          -
                                               -------      -----
Total minimum lease payments                   $ 4,664      $ 521
                                               =======
Amount representing interest                                  (52)

Present value of minimum lease payments                     $ 469
                                                            =====


     Rent expense for operating leases was approximately $1,240,000, $1,134,000 and $684,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

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

     NOTES RECEIVABLE FROM SHAREHOLDERS

     Certain notes had been received from officers for the acquisition of shares of common stock. All notes were canceled as of September 30, 1997.

     STOCK OPTION AND PURCHASE PLANS

     Under the Company's stock option plans (the Plans), 1,500,000 shares of Common Stock are reserved for the grant of incentive or non-statutory stock options and the direct award or sale of shares to employees, directors, contractors and consultants. Under the Plans, options are granted at fair value at the date of grant as determined by the Board of Directors. Generally, such options become exercisable over periods of one to four years and expire ten years from the grant date.

     Option activity under the Plans was as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               NUMBER      EXERCISE PRICE
                                                             OF SHARES       PER SHARE
                                                            -----------    ---------------
Outstanding, October 1, 1995                                  462,780      $    4.06

Granted                                                       414,824      $   15.92
Exercised                                                     (95,280)     $    4.04
Canceled                                                      (63,347)     $    4.56
                                                             --------
Outstanding, September 30, 1995 (132,481 exercisable
 at a weighted average price of $11.04)                       718,977      $   10.70

Granted (weighted average fair value of $3.19 per share)      868,363      $    8.87
Exercised                                                     (54,410)     $    4.01
Canceled                                                     (725,014)     $   13.85
                                                             --------
Outstanding, September 30, 1996 (229,979 exercisable
 at a weighted average price of $6.44)                        807,916      $    6.31

Granted (weighted average fair value of $2.43 per share)      385,680      $    6.09
Exercised                                                      55,912      $    4.14
Canceled                                                     (170,777)     $    6.59
                                                             --------
Outstanding, September 30, 1997 (194,426 exercisable
 at a weighted average price of $5.91)                        966,907      $    6.31
                                                              =======



     At September 30, 1997, 487,775 options were available for future grant.

     As of September 30, 1997, nonqualified options to purchase 100,084 shares were outstanding to consultants and directors at prices ranging from $5.88 to $29.94.

     In June 1996, the Company canceled options to purchase 495,439 shares of common stock exercisable at $7.38 to $33.19 per share and issued replacement options with an exercise price of $7.21 per share.

     In connection with certain grants of certain stock options to employees in fiscal 1994, the Company had recorded $230,000 for the difference between the deemed fair value for accounting purposes and the option price as determined by the Board at the date of grant. Of such amount, $102,000 related to option grants which had previously vested and accordingly were expensed in fiscal 1994; the remaining $128,000 was presented as a reduction of shareholders' equity and is being amortized over the 48-month vesting period of the related stock options. Amortization of deferred stock compensation for 1997 and 1996 was $17,000 and $64,000, respectively.

     In November 1994, the Company reserved 50,000 shares for a directors stock option plan. Options to purchase 8,000 shares at prices ranging from $5.88 to $17.50 have been issued under this plan at September 30, 1997.

     Additional information regarding options outstanding as of September 30, 1997 is as follows:

                                           OPTIONS OUTSTANDING
                                         ------------------------
                                           WEIGHTED                        OPTIONS EXERCISABLE
                                                                         ------------------------
                                           AVERAGE        WEIGHTED                      WEIGHTED
                                          REMAINING       AVERAGE                        AVERAGE
         RANGE OF           NUMBER       CONTRACTUAL      EXERCISE        NUMBER        EXERCISE
     EXERCISE PRICES      OUTSTANDING    LIFE (YEARS)      PRICE         EXERCISABLE       PRICE
    ----------------      -----------    ------------     ---------      -----------    ---------
      $2.40 - $5.25         260,479          6.62          $4.21             71,746       $3.83
      $5.31 - $7.02         216,099          8.92          $6.21             10,400       $6.49
      $7.13 - $7.13         343,062          7.90          $7.13            106,184       $7.13
      $7.13 - $25.79        147,267          8.65          $8.05              6,096       $8.31
      -----   ------        -------          ----          -----              -----       -----
      $2.40 - $25.79        966,907          7.91          $6.31            194,426       $5.91


     ADDITIONAL STOCK PLAN INFORMATION - The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 4 years; risk-free interest rates, 6.14% in 1997 and 6.04% in 1996; volatility, 40% in 1997 and 40% in 1996 and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period for the awards, pro forma net income (loss) would have been ($5,097,000) in 1997 or ($0.85) per share and $2,222,000 in 1996 or $0.36 per share. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will apply to all applicable stock options.

     EMPLOYEE STOCK PURCHASE PLAN - In November 1994, the Company reserved 250,000 shares for sale under the 1994 Employee Stock Purchase Plan, designed to qualify under Internal Revenue Code Section 423(b). Stock may be offered for purchase by employees at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to annual limitation. In fiscal 1997 and 1996, 61,781 and 52,694 shares were issued at weighted average prices of $4.15 and $5.87 under this Plan for net proceeds to the Company of $243,000 and $310,000. The weighted average fair market value of the fiscal 1997 and 1996 awards was $1.54 and $4.57 per share, respectively. No shares had been issued under this Plan in fiscal 1995.

9.   INCOME  TAXES

     Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

                   YEARS ENDED SEPTEMBER 30,
             ------------------------------------
               1997          1996          1995
             --------      --------      --------
Domestic     $ (6,237)     $  5,639      $ 10,043
Foreign            --        (1,152)         (822)
             --------      --------      --------
Total        $ (6,237)     $  4,487      $  9,221
             ========      ========      ========


     The provision (benefit) for income taxes consists of (in thousands):

                                             YEARS ENDED SEPTEMBER 30,
                                         ---------------------------------
                                           1997        1996         1995
                                         -------      -------      -------
Federal:
  Current                                $(2,197)     $ 1,253      $ 2,650
  Deferred                                   772          334       (3,200)
                                         -------      -------      -------
                                          (1,425)       1,587         (550)
State:
  Current                                   (198)          91          722
  Deferred                                    74           66         (704)
                                         -------      -------      -------
Provision (benefit) for income taxes     $(1,549)     $ 1,744      $  (532)
                                         =======      =======      =======

     A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows (in thousands):

                                                   YEARS ENDED SEPTEMBER 30,
                                                 1997        1996         1995
                                               -------      -------      -------
Tax at federal statutory rate                  $(2,121)     $ 1,570      $ 3,227
State taxes                                         (1)          87          436
Foreign sales corporation benefit                   --         (220)        (238)
Foreign losses not deductible                       --          403          177
Other                                             (302)         (28)          95
Tax impact of AG Israel transaction                 --           --        2,136
Increase (decrease) in valuation allowance         875          (68)      (6,365)
                                               -------      -------      -------
Provision (benefit) for income taxes           $(1,549)     $ 1,744      $  (532)
                                               =======      =======      =======

     The tax impact of the AG Israel transaction arises primarily from the transfer of technology, assets and liabilities of Rapro to AG Israel; preacquisition net operating loss carryforwards of Rapro were utilized as a result of this transaction.

     The components of the net deferred tax assets as of September 30 were as follows (in thousands):

                                                             1997         1996
                                                           -------      -------
Deferred tax assets:
  Net operating loss and credit carryforwards of Rapro     $ 1,408      $ 1,408
  Credit carryforwards                                         861          106
  Reserves not currently deductible for tax purposes         2,235        2,753
  Book depreciation over tax depreciation                      437          645
                                                           -------      -------
                                                             4,941        4,912
Gross deferred tax assets:
Valuation allowances :
  Rapro net operating loss and credit carryforwards         (1,408)      (1,408)
  Other                                                       (875)          --
                                                           -------      -------
Net deferred tax assets                                    $ 2,658      $ 3,504
                                                           =======      =======



     Realization of the tax benefits related to the Company's deferred tax assets is dependent upon the generation of future taxable income. The valuation allowance at September 30, 1997 of $875,000 reduces gross deferred tax assets to the amount determined by management more likely than not to be recognized. The valuation allowance at September 30, 1997 and 1996 of $1,408,000 relates to amounts arising from Rapro's preacquisition carryforwards. The credit carryforwards expire in 2006.

10.  EMPLOYEE  BENEFIT  PLAN

     The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 15% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the Plan to date.

11.  SIGNIFICANT  CUSTOMERS  AND  RELATED  PARTY  TRANSACTIONS

     The Company leased a facility during fiscal years 1996 and 1995 from a shareholder. Rent expense related to this lease for 1996 and 1995 was $72,000 and $396,000, respectively. The Company did not lease from this shareholder in 1997.

     Sales and accounts receivable related to significant customers were:


                                                      SALES AS A PERCENTAGE
                                      ACCOUNTS           OF NET REVENUES
                                     RECEIVABLE            YEARS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                   ----------------  -------------------------
                                    1997    1996      1997     1996    1995

Distributor/shareholder                *       *        12%     25%      15%
Distributor                            *      37%        *      14        *
Intel                                 15%      *        25      20       29
NEC                                    *       *         *      17        *
IBM                                    *       *         *       *       12
Micron                                23       *        10       *        *
Masca                                 10       *         *       *        *

*  Less than 10% of net revenues or accounts receivable

12.  GEOGRAPHIC  AND  CUSTOMER  INFORMATION

     Information concerning the Company's operations by geographic area as of and for the three years ended September 30, 1997 follows (in thousands).


                                       YEAR ENDED SEPTEMBER 30,
                                 ------------------------------------
                                   1997          1996          1995
                                 --------      --------     --------
Net sales:
  From the United States to:
    United States                $ 34,007      $ 32,460     $ 42,882
    Japan                           5,719        19,263        9,132
    Europe                          3,566        10,108        3,078
    Taiwan                          2,785         7,044        7,134
    Other Far East countries        3,527         2,214          274
    Other                              --            --          225
                                 --------      --------     --------
                                 $ 49,604      $ 71,089     $ 62,725
Operating income (loss):         ========      ========     ========
  United States                                             $ 10,319
  Middle East                                                   (746)
                                                            --------
                                                            $  9,573
                                                            ========



     Export revenues as a percentage of net sales were 31%, 54% and 32% in 1997, 1996 and 1995, respectively.

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

     In February 1995, the Company exercised its exchange right and issued 271,739 shares of common stock to acquire all of the outstanding shares of AG Israel. Also, in February 1995, the Company entered into an agreement for the sale of the controlling interest in the research, development and other business operations of its Rapro and AG Israel operations. Under the agreement, effective upon the close of the Company's initial public offering in May 1995, the Company contributed rights to the chemical vapor deposition (CVD) and cluster tool technologies, certain assets and liabilities of Rapro and cash of $500,000 to AG Israel. AG Israel issued stock equal to a 51% interest to Clal Electronics Industries Ltd. (Clal Electronics) in exchange for $2,500,000. In addition, Clal Electronics had agreed to permit reimbursement to the Company for advances made to AG Israel subsequent to September 30, 1994 through the closing of this transaction in May 1995; such reimbursements totaled $521,000. AG Israel is devoting its principal efforts to the development of cluster tools using the technologies received from the Company; the Company and Clal Electronics paid AG Israel an additional $1,000,000 and $2,000,000, respectively, under the agreement. The Company had a right for a five-year period to repurchase Clal Electronics interest in AG Israel and to terminate the joint ownership of the technology for a repurchase price equal to 100% of amounts contributed to AG Israel by Clal Electronics plus simple interest at 25% of such contributions for each year from the date the contribution was made, plus, under certain circumstances, $500,000 (the "Clal" option). The Company also entered into a voting agreement with Clal Electronics that covers, among other items, rights to elect directors of AG Israel and rights of each of the parties to acquire additional shares of AG Israel.

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

     As a result of AG Israel's stock sale, the Company accounted for its 49% investment in AG Israel using the equity method from June 1, 1995. In November 1997, AG Israel completed a private placement equity financing of $13 million in which the Company did not participate. As a result of the financing, the Company's voting interest was diluted to 28% and its fully diluted ownership interest to 25.2%. Also at that time, the Clal option was terminated, the Company, Clal Electronics and new AG Israel investors entered into a new shareholders agreement containing, among other things, the rights of the parties to elect directors of AG Israel and terminated the prior voting agreement between the Company and Clal Electronics. Results of operations of AG Israel and Rapro prior to June 1, 1995 have been included in the consolidated statement of operations. These operations had combined net sales of $339,000 and a net loss of $822,000 for the eight months ended May 31, 1995.

     Condensed summary financial information (unaudited) of AG Israel is as follows (in thousands):

As of September 30, 1997:
   Current assets                          $  7,961
   Total assets                            $ 11,919
   Current liabilities                     $  5,407
   Noncurrent liabilities                  $  1,977

For the year ended September 30, 1997:
   Net sales                               $    199
   Total expenses                          $  5,442
                                           --------
   Net loss                                $ (5,243)
                                           ========

14.   CONTINGENCIES

     The Company is currently involved in intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. in the United States District Court for Northern California, San Jose Division. Applied Materials alleges that the Company's products infringe on two of Applied Materials patents relating to RTP process and heater head design and seeks a permanent injunction against infringement, and award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the two Applied Materials patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim alleging that it does not infringe the Company's patent and that the patent is invalid. The trial on all claims and counterclaims is set for March 1, 1999. Management cannot predict the outcome of litigation and believes Applied Materials' claims are without merit and intends to defend the Company vigorously. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert efforts of the Company's technical management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

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

     On April 30, 1997 an action was filed against the Company alleging wrongful termination and discrimination in violation of California Fair Employment and Housing Act and the American withDisabilities Act. The matter is in the early discovery stage of litigation. The Company believes that the claims are invalid and will defend itself vigorously.

     On October 6, 1997, the Company was served with a demand for arbitration by Cook & Weil, Inc., a small manufacturer's representative firm located in New Jersey, whom the Company engaged as manufacturer's representative but terminated in 1996. Cook & Weil asserts that the Company owes it approximately $250,000 in unpaid commissions. The Company believes that it has fully paid all commissions due to Cook & Weil. The Company believes that such claim is invalid and will defend itself vigorously.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the Company's directors required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Proxy Statement") under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934." The information concerning the Company's executive officers required by this Item is incorporated by reference to the Proxy Statement under the headings "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) Financial Statements: See Index to Financial Statements, page 25.

               (2) Financial Statement Schedules: See Index to Financial Statement Schedules, page 25.

               (3)  Exhibits: See Index to Exhibits, pages 26-28.

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997. However, the Company previously reported that it had filed no reports on Form 8-K during the quarter ended June 30, 1997, when, in fact, the Company did file a report on Form 8-K on June 4, 1997 reporting, under Item 5, Other Events, that Applied Materials has made patent infringement allegations against the Company and another leading supplier of rapid thermal processing systems.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on the 29th day of December, 1997.


                           AG ASSOCIATES, INC.


                              By:    /s/ KIRK W. JOHNSON
                                 -----------------------------------------------
                              Vice President, Finance & Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                       Title                              Date
          ----------                       -----                              ----
     /s/  ARNON GAT              Director, Chairman of the Board and        December  29, 1997
-------------------------------
       Arnon Gat, Ph.D.          Chief Executive Officer (Principal
                                 Executive Officer)


     /s/  KIRK W. JOHNSON        Vice President, Finance & Chief Financial  December  29, 1997
-------------------------------
        Kirk W. Johnson          Officer (Principle Financial and Accounting
                                 Officer)


    /s/  ANITA GAT               Director, Vice President Administration   December  29, 1997
-------------------------------
           Anita Gat             and Secretary


   /s/   NORIO KURODA            Director                                  December  29, 1997
-------------------------------
         Norio Kuroda


  /s/   CECIL PARKER             Director                                  December  29, 1997
-------------------------------
         Cecil Parker


                               AG ASSOCIATES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                Page(s) in
                                                                                Consolidated
                                                                                Financial
                                                                                Statements
                                                                                ----------
Independent Auditors' Report                                                      F-1
Consolidated Balance Sheets - September 30,1997 and 1996                          F-2
Consolidated Statements of Operations - Years Ended September 30, 1997, 1996      F-3
  and 1995
Consolidated Statements of Shareholders' Equity (Deficiency) - Years Ended        F-4
  September 30, 1997, 1996 and 1995
Consolidated Statements of Cash Flows - Years Ended September 30, 1997, 1996     F-5 - F-6
  and 1995
Notes to Consolidated Financial Statements                                       F-7 - F-19



                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                Page
                                                                                ----
Schedule II: Valuation and Qualifying Accounts                                   29
Report of Independent Auditors on Financial Statement Schedule                   30

                               AG ASSOCIATES, INC.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   EXHIBITS
---------                                --------
3.01 (1)       Registrant's Amended and Restated Articles of Incorporation

3.02 (1)       Certificates of Amendment to Registrant's Articles of Incorporation

3.03 (1)       Form of Registrant's Amended and Restated Articles of Incorporation filed upon closing of initial public offering

3.04 (1)       Registrant's Amended and Restated Bylaws

4.01 (1)       Form of Specimen Certificate for Registrant's Common Stock

10.01 (1)(*)   Registrant's 1982 Stock Option Plan, as amended, and forms of related documents

10.02 (2)(*)   Registrant's 1993 Stock Option Plan and related documents

10.03 (1)(*)   Registrant's 1994 Directors Stock Option Plan and related documents

10.04 (1)(*)   Registrant's 1994 Employee Stock Purchase Plan

10.05 (1)      Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers

10.06 (1)      Separation Agreement, dated September 30, 1994, by and between Registrant and
               Mickey Margalit

10.07 (1)      Letter Agreement with David Yoffie, dated February 23, 1995

10.08          (1) Lease Agreement, dated June 4, 1985, by and between
               Registrant and Menlo Caspian Investment Company, including amendments one and two thereto, all related letter agreements and a related stock purchase agreement

10.09 (1)      Lease Agreement, dated August 11, 1994, by and between Registrant and RREEF USA
               FUND-II Inc.

10.10 (1)      Line of Credit Agreement by and between Registrant and the Fuji Bank, Ltd. dated
               February 28, 1992, and all modifications and extensions relating thereto

10.11 (1)      Contract by and between Registrant, AG Associates (Israel) Limited and Investment
               Company of Bank of Hapoalim, Ltd. dated January 8, 1993, as amended

10.12 (1)      Form of Convertible Debenture issued by Registrant to Investment Company of Bank
               Hapoalim on January 8, 1993 and February 21, 1993

10.13 (1)      Security Agreement, dated January 8, 1993 by and between Registrant and Investment
               Company of Bank Hapoalim

10.14 (1)      Investment Representation Letter, dated February 21, 1995, from Investment Company of Bank Hapoalim, Ltd. to Registrant

10.15 (1)      Registration Rights Agreement, dated February 26, 1995, by and among Investment
               Company of Bank Hapoalim, Clal Electronics Industries, Ltd. and Registrant

10.16 (1)      Voting Agreement, dated February 26, 1995, by and among Registrant, Investment
               Company of Bank Hapoalim, Arnon Gat and Anita Gat

10.17 (1)      International Distributor Agreement, dated December 10, 1993, by and between
               Registrant's wholly owned subsidiary, AG Associates Foreign Sales, Inc. and MSA
               Metron Semiconductors Asia Ltd

10.18 (1)      International Distributor Agreement, dated February 1, 1994, by and between AG Associates Foreign Sales, Inc. and MSE Metron
               Semiconductors Europa B.V.

10.19 (1)      International Distributor Agreement, dated December 12, 1985, by and between AG
               Associates Foreign Sales, Inc. and Canon Sales Co., Inc as amended

10.20 (1)      Stock Purchase Agreement, dated July 28, 1989, by and among Registrant, Canon a Sales Co., Inc. and Nippon Typewriter Corporation

EXHIBIT
NUMBER                                   EXHIBITS
------                                   --------

10.21 (1)      Stock Purchase Agreement, dated August 30, 1989, by and between Registrant and Appex
               Corporation

10.22 (1)      Technology Transfer and License Agreement by and between Registrant and Canon Sales
               Co., Inc. dated July 28, 1989, as amended

10.23 (1)      Improvement License Agreement, dated March 14, 1994, by and between Registrant and
               Canon Sales Co., Inc.

10.24 (1)      Purchase Agreement, dated June 23, 1993, by and between Registrant and Equipe


10.25 (1)      Technologies Letter Agreement between Fuji Bank, Limited and Registrant, dated April 11, 1995

10.26 (1)      Agreement, dated February 27, 1995, by and among, Registrant,
               Clal Electronics Industries Ltd., AG Associates (Israel) Ltd.,
               Arnon Gat, Anita Gat and Rapro Technology Inc.

10.27 (1)      Amendments and PreClosing Agreement among the parties to the Agreement filed as
               Exhibit 10.26 to the Registration Statement, dated April 13, 1995, April 18, 1995,
               April 20, 1995, and April 24, 1995, respectively

10.28 (1)      Amendment to Convertible Debentures, dated April 25, 1995, between Investment
               Company of Bank Hapoalim and Registrant

10.29 (3)      Lease Agreement, dated July 21, 1995, by and between
               Registrant and South Bay/Fortran, including amendment one, dated
               October 6, 1995

10.30 (3)      Separation Agreement, dated November 8, 1995, by and between Registrant and
               David Yoffie

10.31 (3)(*)   Letter Agreement and Promissory Note with Julio L. Guardado, dated July 20, 1995

10.32 (3)(*)   Letter Agreement with Susan Salvesen, dated December 6, 1995

10.33 (4)(*)   Executive Bonus Plan

10.34 (4)      Transition Services Agreement, dated as of March 25, 1996, by and between Registrant, AG Israel and
               AGI, Inc.

10.35 (4)      Sublease, for reference purposes only, dated August 20, 1996, by and between Registrant, AGI, Inc. and
               AG Israel

10.36 (4)      Separation Agreement, dated July 29, 1996, by and between Registrant and Patrick B. Halahan

10.37 (4)      Separation Agreement, dated July 29, 1996, by and bewteen Registrant and Ronald G. Manley

10.38 (4)      Loan Agreement, dated August 2, 1996, by and between Registrant and Silicon Valley Bank

10.39 (5)(*)   Employment Agreement, dated February 10, 1997, between the Registrant and Patrick Verderico

10.40 (6)      Amendment to Loan & Security Agreement, dated August 1, 1997, by and between Registrant and Silicon Valley Bank

10.41 (6)      Amendment to Loan & Security Agreement, August 25, 1997, by and between Registrant and Silicon Valley Bank

10.42 (6)(*)   1998 Executive Bonus Plan

10.43 (6)      Technology Agreement, dated January 28, 1997, by and between the Registrant and AG Israel and AGI, Inc.

10.44 (6)      Amendment Agreement, dated August 7, 1997, by and between the Registrant and AG Israel and AGI, Inc.

10.45 (6)      Clarification of Field of Use, dated  August 7, 1997,  by and between the Registrant and AG Israel and AGI, Inc.

10.46 (6)      Shareholders Agreement, dated August 7, 1997, by and between the Registrant and AG Israel and AGI, Inc.

10.47 (6)      Registration Rights Agreement, dated August 7, 1997, by and between the Registrant and AG Israel and AGI, Inc.

10.48 (6)(*)   Form of Executive Employment Agreement with the Registrants Executive Officers



10.49 (6)      Sublease of Manufacturing Space, dated August 25, 1997, by and between the Registrant and 3DFX
               Interactive

11.01 (6)      Computation of Earnings Per Share

23.02 (6)      Consent of Deloitte & Touche LLP, Independent Auditors

27    (6)      Financial Data Schedule


-------------------
     (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-90382) filed with and declared effective by the Securities and Exchange Commission on May 15, 1995.

     (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-02360) filed with and declared effective by the Securities and Exchange Commission on March 14, 1996.

     (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.


     (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.

     (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997.

     (6)  Filed herewith

     (*)  Management contract or compensatory plan or arrangement

                               AG ASSOCIATES, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Charged        Charged
                                 Balance at     to Costs       to Other                      Balance at
                                 Beginning         and         Accounts-                         End
         Description             of Period      Expenses       Describe      Deductions       of Period
------------------------------   -----------   ------------   ------------   ------------    ------------
ALLOWANCE FOR DOUBTFUL
     ACCOUNTS

Year Ended September 30, 1997          $903             $0             $0             $0            $903

Year Ended September 30, 1996         1,456              0              0            553  (1)        903

Year Ended September 30, 1995           534          1,161              0            239  (1)      1,456

------------------------------

INVENTORY RESERVES

Year Ended September 30, 1997        $3,289         $2,377             $0         $2,000  (5)     $3,666

Year Ended September 30, 1996         2,669          1,385              0            765  (4)      3,289

Year Ended September 30, 1995         1,517          2,304              0          1,152  (4)      2,669

------------------------------

WARRANTY RESERVES

Year Ended September 30, 1997        $2,440         $2,710             $0         $3,463  (3)     $1,687

Year Ended September 30, 1996         2,651          3,713              0          3,924  (3)      2,440

Year Ended September 30, 1995         2,313          3,420              0          3,082  (2)      2,651


------------------------------

(1) Represents writeoffs of uncollectible accounts

(2) $2,832 represents actual warranty expense incurred, $250 represents transfer to AG Associates (Israel), Ltd.

(3) Represents actual warranty expense incurred

(4) Represents write offs of inventories

(5) Represents scrap of obsolete parts and devaluation of inventory

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


We have audited the consolidated financial statements of AG Associates, Inc. as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997 and have issued our report thereon dated November 4, 1997; such financial statements and report are included in this 1997 Annual Report on Form 10-K. Our audits also included the financial statement schedule of AG Associates, Inc., listed in Item 14(a)2. Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE  &  TOUCHE  LLP

San Jose, California
November 4, 1997