Form 10-Q
period 1997-12-31
AG ASSOCIATES INC
filed 1998-02-13
CIK 942124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended December 31, 1997

                                       or

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

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, no par value, was 6,065,774 at January 31, 1998.

                               AG ASSOCIATES, INC.


INDEX

                                Description                                      Page Number
                                -----------                                      -----------
Part I:  Financial Information

     Item 1:  Financial Statements

           Condensed Consolidated Statements of Operations for the
               Three Month Periods Ended December 31, 1997 and 1996                    3

           Condensed Consolidated Balance Sheets as of December 31,
               1997 and September 30, 1997                                             4

           Condensed Consolidated Statements of Cash Flows for the
               Three Month Periods Ended December 31, 1997 and 1996                    5

           Notes to Condensed Consolidated Financial Statements                        6

     Item 2:  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              8

     Item 3:  Quantitative and Qualitative Disclosure About Market Risk               13

Part II:  Other Information

     Item 1:  Legal Proceedings                                                       14

     Item 2:  Changes in Securities and Use of Proceeds                               14

     Item 3:  Defaults Upon Senior Securities                                         14

     Item 4:  Submission of Matters to a Vote of Security Holders                     14

     Item 5:  Other Information                                                       14

     Item 6:  Exhibits and Reports on Form 8-K                                        14

Signature                                                                             15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                       December 31,
                                                                 -------------------------
                                                                   1997             1996
                                                                 --------         --------
Net sales                                                        $ 16,433         $  9,133
Cost of sales                                                      10,185            5,734
                                                                 --------         --------
    Gross profit                                                    6,248            3,399

Operating expenses:
    Research and development                                        3,948            3,175
    Selling, general and administrative                             2,361            2,090
                                                                 --------         --------
Total operating expenses                                            6,309            5,265
                                                                 --------         --------
Loss from operations                                                  (61)          (1,866)
    Interest income, net                                               44              102
    Other income, net                                                  32               37
                                                                 --------         --------
Income (loss) before income taxes                                      15           (1,727)
Provision (benefit) for income taxes                                    6             (432)
                                                                 --------         --------
Net income (loss)                                                $      9         $ (1,295)
                                                                 ========         ========

Basic net income (loss) per share (see note 2)                   $   0.00         $  (0.22)
Diluted net income (loss) per share (see note 2)                 $   0.00         $  (0.22)

Shares used in basic per share calculation (see note 2)             6,066            5,948
Shares used in diluted per share calculation (see note 2)           6,132            5,948

See Notes to Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         December 31,     September 30,
                                                             1997             1997
                                                         ------------     -------------
                                                         (unaudited)          (*)
ASSETS

Current assets:
    Cash and equivalents                                   $  4,947         $  2,485
    Short-term investments                                    1,459            1,672
    Accounts receivable, net                                  8,791           13,415
    Inventories                                              13,648           11,676
    Income taxes refundable                                   1,613            1,652
    Deferred tax assets                                       2,215            2,221
    Prepaid expenses and other current assets                   909              896
                                                           --------         --------
       Total current assets                                  33,582           34,017

Property and equipment, net                                   9,006            8,493
Deferred tax assets                                             437              437
                                                           --------         --------
          Total assets                                     $ 43,025         $ 42,947
                                                           ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $  6,105         $  6,272
    Accrued liabilities                                       3,181            2,997
    Warranty reserves                                         1,723            1,687
    Current portion of capital lease obligations                235              194
                                                           --------         --------
       Total current liabilities                             11,244           11,150

Capital lease obligations                                       234              275

Contingencies (Note 4)

Shareholders' equity
    Common stock                                             36,148           36,139
    Net unrealized loss on short-term investments                (3)             (10)
    Accumulated deficit                                      (4,598)          (4,607)
                                                           --------         --------
       Total shareholders' equity                            31,547           31,522
                                                           --------         --------
         Total liabilities and shareholders' equity        $ 43,025         $ 42,947
                                                           ========         ========

(*) Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                     Three Months Ended December 31,
                                                                     -------------------------------
                                                                          1997             1996
                                                                     --------------    -------------
Cash flows from operating activities:

    Net income (loss)                                                   $      9         $ (1,295)
    Reconciliation to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                         660              665
       Deferred tax assets                                                     6             (432)
       Deferred stock compensation                                            --               17
       Changes in assets and liabilities:
          Accounts receivable                                              4,624              773
          Inventories                                                     (1,972)             658
          Prepaid expenses and other current assets                          (13)             (76)
          Accounts payable                                                  (167)            (629)
          Accrued liabilities and warranty reserves                          220             (259)
          Customer advances                                                   --             (181)
          Income taxes payable                                                39               --
                                                                        --------         --------
             Net cash provided by (used in) operating activities           3,406             (756)

Cash flows from investing activities:
    Purchases of short-term investments                                     (309)          (1,264)
    Maturities of short-term investments                                     529            2,350
    Capital expenditures                                                  (1,173)            (956)
                                                                        --------         --------
             Net cash provided by (used in) investing activities            (953)             130

Cash flows from financing activities:
    Repayment of capital lease obligations                                    --              (32)
    Proceeds from issuance of common stock                                     9               29
                                                                        --------         --------
             Net cash provided by (used in) financing activities               9               (3)
                                                                        --------         --------
Net increase (decrease) in cash and equivalents                            2,462             (629)

Cash and equivalents at beginning of period                                2,485            1,996

                                                                        --------         --------
Cash and equivalents at end of period                                   $  4,947         $  1,367
                                                                        ========         ========

Supplemental disclosure of cash flow information
    Cash paid/(refunded) during the period for:
       Interest                                                         $     13         $     34
                                                                        ========         ========
       Income taxes                                                           --               --
                                                                        ========         ========

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997
(Unaudited)

NOTE 1 - Basis of Presentation

The financial statements have been prepared by AG Associates, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect all normal recurring adjustments which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for all interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire year. The information included in this report should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


NOTE 2 - Net Income Per Share Information

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock. Prior periods have been restated to conform with SFAS 128.

                                                           Three months ended December 31,
                                                                1997              1996
                                                            ----------        ----------
Net income (loss)                                           $        9        $   (1,295)
                                                            ==========        ==========
Shares used in calculation:

  Weighted average common shares outstanding used in
    calculation of basic net income (loss) per share             6,066             5,948

  Dilutive effect of stock options                                  66                 0
                                                            ----------        ----------
  Shares used in calculation of diluted net
    income (loss) per share                                      6,132             5,948
                                                            ==========        ==========
Basic net income (loss) per share                           $     0.00        $    (0.22)
                                                            ==========        ==========
Diluted net income (loss) per share                         $     0.00        $    (0.22)
                                                            ==========        ==========

Options to purchase 747,716 shares of common stock at prices ranging from $5.75 to $16.82 were outstanding as of December 31, 1997 but not included in the calculation of diluted net income per share because the option's exercise price was greater than the average market price of the common shares for the period and would therefore, be anti-dilutive for purposes of the calculation. For the period ending December 31, 1996 the diluted net loss per share excludes common equivalents of 82,419 as such amounts are anti-dilutive.

NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                    (in thousands)
                                           December 31,          September 30,
                                               1997                  1997
                                           ------------          -------------
Raw materials                                $  7,323              $  7,500
Work-in-progress                                6,325                 4,176
                                             --------              --------
Total                                        $ 13,648              $ 11,676
                                             ========              ========

Inventories are shown net of reserves for obsolete, slow-moving and non-salable inventory of $3,512,000 and $3,666,000 at December 31, 1997 and September 30, 1997, respectively.

NOTE 4 - Litigation

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

Factors That May Affect Future Results

The Company's business, financial condition and results of operations are subject to the following risks.

     RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company derives substantially all of its revenue from a single line of rapid thermal processing products. The rapid thermal processing ("RTP") industry is subject to rapid technological change, and the Company and its competitors continuously seek to introduce new products that provide improved process results and manufacturing performance at prices acceptable to RTP customers. There can be no assurance that the Company can develop new products more quickly than its competitors or that the Company's products will have better price/performance characteristics than competitors' products. During fiscal 1997, the Company introduced its new Starfire 200mm RTP system, and announced its new Starfire 300mm RTP system, which are intended to provide previously unavailable RTP capabilities for the
0.18 and 0.25 micron line widths. The Company anticipates that shipments of the Starfire RTP systems will commence in the second quarter of fiscal 1998, although initial margins on the Starfire RTP systems are expected to be lower than current Heatpulse production systems. However, there can be no assurance that shipments of the Starfire RTP systems will commence on schedule or that any of the Company's new products will achieve market acceptance.

    SEMICONDUCTOR INDUSTRY VOLATILITY. The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. In recent quarters, the Company has sequentially grown net sales from the semiconductor industry's downturn in 1996, however the current economic instability in Asia, which has had an effect on the Company's backlog, will result in lower net sales for second and third quarter of fiscal 1998 compared to net sales in the first quarter of fiscal 1998. In addition, the Company's continuation of a high level of research and development spending on its new products and competitive pressures will continue to affect the Company's overall profitability. The Company cannot predict industry cycles and their effect on the RTP market, rate of orders for the Company's products or the degree to which the Company's new products will achieve market acceptance. In particular, the semiconductor industry may experience a prolonged downturn as a result of economic instability in Asia. For these reasons, the Company's analysts' and investors' expectations with respect to the Company's new orders, net sales and operating results with respect to future quarters may not be met.

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

    COMPETITION. The Company's ability to compete depends upon the Company's ability to develop new RTP product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. The Company's competitors, many of whom have substantially greater resources than the Company, also seek to compete in these areas, and certain competitors have introduced products that have additional functionality compared to the Company's products or offer similar products to those of the Company at lower prices. In addition, the Company expects to see increased competition from batch furnace vendors as those companies increased functionality available in such machines. Applied Materials, Inc. ("Applied Materials") has made significant gains in the Company's market and has offered certain functionality the Company was not able to provide with its products, allowing Applied Materials to capture significant customers. Applied Materials and AST are significantly larger companies with greater resources than the Company. There are also larger Japanese and domestic companies that possess the technical resources to enter the RTP market.

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

     INVENTORY OBSOLESCENCE. Because the Company's industry is subject to rapid technological change, the Company has experienced, and expects to experience, obsolescence of certain of its products as the Company and its competitors introduce new products with improved price/performance characteristics. In particular, the Company discontinued its Heatpulse 4100 product line in the quarter ended March 31, 1997 and consequently wrote down $1.4 million of inventory in that quarter. During the quarter ended June 30, 1997, the Company, for the first time in its history, booked more orders for its Heatpulse 8800 product line than its Heatpulse 8100 product line and this trend has continued into the first quarter of fiscal 1998. To the extent sales of new products do not offset, or generate lower margins than sales of older products, the Company's business, results of operation and financial condition would be materially adversely affected. In addition, the Company believes that the Heatpulse 8100 product line will become obsolete as acceptance of the Heatpulse 8800 and Starfire products increases.

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

    EMPLOYEE RISK. Competition in recruiting personnel in the semiconductor industry is intense. The Company believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. The Company believes it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and requires ongoing shareholder approval of the Company's stock compensation programs.

    YEAR 2000 INFRASTRUCTURE RISK. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliance will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

Results of Operations

The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                            1997            1996
                                                          --------        --------
Net sales                                                      100%            100%
Cost of Sales                                                   62              63
                                                          --------        --------
     Gross profit                                               38              37
Operating expenses:
     Research and development                                   24              35
     Selling, general and administrative                        14              23
                                                          --------        --------
Total operating expenses                                        38              58
                                                          --------        --------
Income (loss) from operations                                    *             (20)
     Interest income (expense), net                              *               1
     Other income, net                                           *               *
                                                          --------        --------
     Income (loss) before income taxes                           *             (19)
Provision (benefit) for income taxes                             *               5
                                                          --------        --------
Net income (loss)                                                *%            (14)%
                                                          ========        ========

----------
*less than 1%

Net Sales

Net sales for the three months ended December 31, 1997 (first quarter fiscal
1998) was $16.4 million compared to $9.1 million for the same period in fiscal 1997, representing an increase of 80%. The increase in sales was due primarily to the increase in unit sales of the Company's Heatpulse(R) 8000 systems which the Company believes was attributable to the semiconductor industry's recovery from the end of calendar 1996.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. For the three month period ended December 31, 1997, Canon represented 28% of net sales and Metron represented 14% of net sales. For the same period in the prior fiscal year, Canon represented 17% of net sales and Metron represented 9% of net sales. International sales as a percentage of net sales increased for the three month period ended December 31, 1997 to 46% from 32% for the same period in the prior fiscal year. The increase in the percentage of the Company's net sales represented by Canon, Metron, and international customers is due to stronger business in Japan and Europe. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1998. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of the Asian economies. See "Factors That May Affect Future Results - Potential Fluctuations in Operating Results."

Two end-user customers represented 16% and 15% of net sales in the three months ended December 31, 1997. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from Applied Materials, a competitor who has substantially greater resources than the Company, particularly in the sale of rapid thermal processing ("RTP") systems designed for 0.25 micron line width applications and the emerging 0.18 micron line width applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales. See "Factors That May Affect Future Results - Competition."

Gross Profit

Gross profit for the three month period ended December 31, 1997 was $6.2 million compared to a gross profit of $3.4 million for the same period in fiscal 1997. Gross profit as a percentage of net sales for the three month period ended December 31, 1997 increased to 38% from 37% for the same period in fiscal 1997. The increase in gross margin was attributable to the increase in revenue over the same period that resulted in the Company's fixed manufacturing costs being spread over increased units, and the cost reduction program the Company has put into place in fiscal 1997. *The Company expects increased competition and market conditions to lower gross margins in the second and third quarters of fiscal 1998, which would have an immediate adverse effect on the Company's business and results of operations.

Research and Development Expenses

Research and development ("R&D") expenses were $3.9 million for the three month period ended December 31, 1997, representing an increase of $0.8 million (24%) when compared with the same period in fiscal 1997. As a percentage of net sales, R&D expenses decreased to 24% for the three months ended December 31, 1997 from 35% for the same period in the prior fiscal year, as a result of substantially higher sales that were not met with corresponding increases in R&D spending. R&D expenses are primarily attributable to the continuing development of the Company's new StarfireTM 0.18 micron 200mm and 300mm RTP systems. *The Company continues to believe that significant investment in R&D is required to keep up with the demands of the RTP market and to remain competitive. See "Factors That May Affect Future Results - Rapid Technological Change and Development Risks."

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses was $2.4 million for the three month period ended December 31, 1997, representing an increase of $0.3 million (13%) compared with the same period in fiscal 1997. As a percentage of net sales, SG&A spending decreased to 14% for the three month period ending December 31, 1997, compared to 23% for the same period in fiscal 1997, as a result of higher sales that were not met with corresponding increases in SG&A spending. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales and the sales channel for the Company's products, that could result in higher representation commissions. *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest Income, Net

Interest income, net decreased to $44,000 for the three month period ended December 31, 1997, from $102,000 in the same period in fiscal 1997, primarily due to lower interest income earned on the Company's cash and investments as a result of lower cash and investment balances.

Provision (Benefit) for Income Taxes

The Company has recorded a tax liability as a result of its net taxable income during the three months ended December 31, 1997. The fiscal 1998 tax rate of 40% represents the Company's current estimate of its annual effective tax rate, which is higher than the 25% tax benefit rate used in fiscal 1997 primarily due to an increase in the valuation allowance. *A significant change in income or loss from anticipated levels would have a significant impact on this tax rate.

Backlog

The Company's system backlog (consisting of systems scheduled for delivery within the next twelve months) as of December 31, 1997 was approximately $12.1 million as compared to approximately $14.6 million at September 30, 1997 and $11.1 million at December 31, 1996. The decrease in backlog is attributable to the effects on the semiconductor industry by the economic crisis in Asia. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. *Given the decrease in backlog, the Company expects revenues for the second and third quarters of fiscal 1998 to be somewhat lower than revenues for the three months ended December 31, 1997; in addition, the Company expects its results of operations to yield a net loss. *In addition, there can be no assurance that the Company's net sales will not decline further or that the Company will not incur increasing net losses. See "Factors That May Affect Future Results Semiconductor Industry Volatility."

Liquidity And Capital Resources

As of December 31, 1997, the Company had cash, cash equivalents and short-term investments of $6.4 million, compared to $4.2 million as of September 30, 1997. The increase of $2.2 million was primarily attributable to collections from two large customers. Working capital decreased to $22.3 million at December 31, 1997 from $22.9 million at September 30, 1997.

The Company's operating activities provided cash of $3.4 million during the three months ended December 31, 1997. Depreciation and amortization charges and a significant decrease in accounts receivable were partially offset by an increase in inventory. The increase in inventory was primarily due to the manufacture of the Starfire 0.18 micron RTP systems for Beta testing.

The Company's investing activities used cash of $1.0 million during the three month period ended December 31, 1997, due to capital expenditures of $1.2 million primarily for Starfire internal RTP systems. *The Company currently anticipates that its capital expenditures will be approximately $3.0 million for the remainder of fiscal 1998, principally to support new product development and manufacturing cost reductions. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash provided by financing activities was $9,000 during the three months ended December 31, 1997, consisting of proceeds from the issuance of common stock.

*The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the Asian economic crisis, the uncertain nature of the semiconductor industry, competitive market conditions, the strong commitment to developing the Company's next-generation products, and the possible outcome of current litigation with Applied Materials, liquidity and working capital requirements are difficult to anticipate beyond the next twelve months. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        A)  Exhibits

               Exhibit 27    Financial Data Schedule

        B)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AG Associates, Inc.
                                      (Registrant)


Dated: February 12, 1997              By:  /s/ KIRK JOHNSON
                                           -------------------------------------
                                           Kirk Johnson
                                           Chief Financial Officer
                                           (Duly authorized officer and
                                           principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------
   27               Financial Data Schedule