Form 10-Q
period 1998-03-31
AG ASSOCIATES INC
filed 1998-05-12
CIK 942124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                  For the quarterly period ended March 31, 1998

                                       or

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

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, no par value, was 6,126,136 at April 30, 1998.

                               AG ASSOCIATES, INC.


INDEX

                        Description                                               Page Number
-------------------------------------------------------------------------         -----------
Part I: Financial Information

     Item 1:Financial Statements

           Condensed Consolidated Statements of Operations for the

               Three and Six Month Periods Ended March 31, 1998 and 1997               3

           Condensed Consolidated Balance Sheets as of  March 31, 1998
               and   September 30, 1997                                                4

           Condensed Consolidated Statements of Cash Flows for the Six
               Month Periods Ended March 31, 1998 and 1997                             5

           Notes to Condensed Consolidated Financial Statements                        6

     Item 2:Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  8

     Item 3:Quantitative and Qualitative Disclosure About Market Risk                 14

Part II:    Other Information

     Item 1:Legal Proceedings                                                         15

     Item 2:Changes in Securities and Use of Proceeds                                 15

     Item 3:Defaults Upon Senior Securities                                           15

     Item 4:Submission of Matters to a Vote of Security Holders                       15

     Item 5:Other Information                                                         16

     Item 6:Exhibits and Reports on Form 8-K                                          16

Signature                                                                             17

                              AG ASSOCIATES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended March 31,  Six Months Ended March 31,
                                                    ---------------------------   -------------------------
                                                        1998          1997          1998          1997
                                                       -------       -------       -------       -------
Net sales                                              $12,569       $11,140       $29,002       $20,273
                                                       -------       -------       -------       -------
Cost of sales                                            8,889         9,329        19,074        15,063
                                                       -------       -------       -------       -------

    Gross profit                                         3,680         1,811         9,928         5,210

Operating expenses:
    Research and development                             3,787         2,850         7,735         6,027
    Selling, general and administrative                  2,145         1,994         4,506         4,084
                                                       -------       -------       -------       -------
Total operating expenses                                 5,932         4,844        12,241        10,111
                                                       -------       -------       -------       -------
Income (loss) from operations                           (2,252)       (3,033)       (2,313)       (4,901)
    Interest income (expense), net                          22            84            66           187
    Other income, net                                       22            26            54            63
                                                       -------       -------       -------       -------
Income (loss) before income taxes                       (2,208)       (2,923)       (2,193)       (4,651)
Provision (benefit) for income taxes                         0          (731)            6        (1,163)

Net income (loss)                                      ($2,208)      ($2,192)      ($2,199)      ($3,488)
                                                       =======       =======       =======       =======

Basic net income (loss) per share                       ($0.36)       ($0.37)       ($0.36)       ($0.59)
Diluted net income (loss) per share                     ($0.36)       ($0.37)       ($0.36)       ($0.59)
Shares used in basic per share computations              6,074         5,953         6,069         5,957
Shares used in diluted per share computations            6,074         5,953         6,069         5,957


See Notes to Condensed Consolidated Financial Statements

                              AG ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   March 31,       September 30,
                                                                      1998              1997
                                                                 ------------      -------------
                                                                  (unaudited)           (*)
ASSETS

Current assets:
    Cash and equivalents                                            $    84              $ 2,485
    Short-term investments                                            1,014                1,672
    Accounts receivable, net                                         10,618               13,415
    Inventories                                                      13,880               11,676
    Income taxes refundable                                             155                1,652
    Deferred tax assets                                               2,215                2,221
    Prepaid expenses and other current assets                         1,256                  896
                                                                    -------              -------
       Total current assets                                          29,222               34,017

Property and equipment, net                                           9,507                8,493
Deferred tax assets                                                     437                  437
                                                                    -------              -------
       Total assets                                                 $39,166              $42,947
                                                                    =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $5,618               $6,272
    Accrued liabilities                                               2,378                2,997
    Product warranty reserves                                         1,255                1,687
    Current portion of capital lease obligations                        184                  194
                                                                    -------              -------
       Total current liabilities                                      9,435               11,150

Capital lease obligations                                               193                  275

Contingencies (Note 4)

Shareholders' equity:
    Common stock                                                     36,347               36,139
    Net unrealized loss on short-term investments                        (3)                 (10)
    Accumulated deficit                                              (6,806)              (4,607)
                                                                    -------              -------
       Total shareholders' equity                                    29,538               31,522
                                                                    -------              -------
         Total liabilities and shareholders' equity                 $39,166              $42,947
                                                                    =======              =======

----------
(*)  Derived from audited financial statements.






See Notes to Condensed Consolidated Financial Statements.

                              AG ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS -- UNAUDITED)

                                                               Six Months Ended March 31,
                                                               --------------------------
                                                                 1998              1997
                                                               ---------        ---------
Cash flows from operating activities:

    Net loss                                                   ($2,199)           ($3,488)
    Reconciliation to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                             1,325              1,364
       Deferred income taxes                                         6             (1,163)
       Changes in assets and liabilities:
          Accounts receivable                                    2,797               (321)
          Inventories                                           (2,204)             3,026
          Prepaid expenses and other current assets               (360)              (247)
          Accounts payable                                        (654)              (859)
          Accrued liabilities and warranty reserves             (1,050)            (1,301)
          Income taxes payable                                   1,497                 --
                                                               -------            -------
             Net cash provided by (used in) operating             (842)            (2,989)
             activities

Cash flows from investing activities:
    Purchases of short-term investments                           (309)            (6,281)
    Maturities of short-term investments                           971              9,916
    Capital expenditures                                        (2,338)            (1,498)
                                                               -------            -------
             Net cash provided by (used in) investing           (1,676)             2,137
             activities

Cash flows from financing activities:
    Repayment of capital lease obligations                         (91)              (143)
    Employee stock transactions                                    208                 50
                                                               -------            -------
             Net cash provided by (used in) financing              117                (93)
             activities

                                                               -------            -------
Net decrease in cash and equivalents                            (2,401)              (945)

Cash and equivalents at beginning of period                      2,485              1,996

                                                               =======            =======
Cash and equivalents at end of period                              $84             $1,051
                                                               =======            =======

Supplemental disclosure of cash flow information
Cash paid during the period for:
       Interest                                                    $20                 52
                                                               =======            =======
       Income taxes                                                 $0                 $0
                                                               =======            =======






See Notes to Condensed Consolidated Financial Statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              AG ASSOCIATES, INC.

March 31, 1998
(Unaudited)

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


NOTE 2 -- Net Income Per Share Information

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock. Prior period amounts are the same under SFAS 128 as previously reported.

                                        Three months ended March 31,       Six months ended March 31,
                                        ----------------------------       --------------------------
                                               1998            1997             1998           1997
                                             -------         -------          -------        -------
Net loss                                     ($2,206)        ($2,190)         ($2,199)       ($3,484)
                                             =======         =======          =======        =======
Share used in calculation:

   Weighted average common shares              6,074           5,953            6,069          5,957
   outstanding used in calculation of
   basic net loss per share

Dilutive effect of stock options                   0               0                0              0
                                             -------         -------          -------        -------
Shares  used in  calculation  of diluted       6,074           5,953            6,069          5,957
net loss per share
                                             =======         =======          =======        =======
Basic net loss per share                      ($0.36)         ($0.37)          ($0.36)        ($0.59)
                                             =======         =======          =======        =======
Diluted net loss per share                    ($0.36)         ($0.37)          ($0.36)        ($0.59)
                                             =======         =======          =======        =======



For the three and six month periods ending March 31, 1998, options to purchase 902,457 shares of common stock at prices ranging from $4.38 to $16.82, and options to purchase 852,887 shares of common stock at prices ranging from $5.00 to $16.71, respectively, were outstanding but not included in the calculation of diluted net loss per share. For the three and six month period ending March 31, 1997, options to purchase 505,538 shares of common stock at prices ranging from $5.81 to $16.82, and options to purchase 503,023 shares of common stock at prices ranging from $6.00 to $16.82, respectively, were outstanding but not included in the calculation of diluted net loss per share. In accord with SFAS 128, these shares were not included because the option's exercise price was greater than the average market price of the common shares for the period and would therefore be anti-dilutive.

                               AG ASSOCIATES, INC.


NOTE 3 -- Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                                  (in thousands)
                                           March 31,        September 30,
                                             1998              1997
                                           ---------       -------------
               Raw materials                $8,044            $7,500
               Work-in-progress              5,836             4,176
                                           -------           -------
               Total                       $13,880           $11,676
                                           =======           =======


Inventories are shown net of reserves for obsolete, slow-moving and non-salable inventory of $3,435,000 and $3,666,000 at March 31, 1998 and September 30, 1997,
respectively.


NOTE 4 -- Litigation

The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company subsequently amended its complaint to assert that Applied Materials infringed three additional patents. Applied Material has moved to dismiss these claims. The trial is set for March 1, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company expects to incur increased legal expenses in fiscal 1998 and fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

                              AG ASSOCIATES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth in this Form 10-Q, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section labeled "Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, that may cause actual results to differ materially from those discussed in such forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are also intended to identify such forward-looking statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Factors That May Affect Future Results

The Company's business, financial condition and results of operations are subject to the following risks.

     RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company derives substantially all of its revenue from a single line of rapid thermal processing products. The rapid thermal processing ("RTP") industry is subject to rapid technological change, and the Company and its competitors continuously seek to introduce new products that provide improved process results and manufacturing performance at prices acceptable to RTP customers. There can be no assurance that the Company can develop new products more quickly than its competitors or that the Company's products will have better price/performance characteristics than competitors' products. During the second quarter of fiscal 1998, the Company shipped beta units of its new Starfire(R) 200mm and Starfire 300mm RTP systems, which are intended to provide RTP capabilities for the 0.18 and 0.25 micron line widths previously unavailable from the Company's products. Initial margins on the Starfire RTP systems are expected to be lower than current Heatpulse production systems and there can be no assurance that the Starfire RTP systems will achieve market acceptance, with the anticipated cost of ownership.

     SEMICONDUCTOR INDUSTRY VOLATILITY. The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. In fiscal 1997, the Company had sequentially grown net sales from the semiconductor industry's downturn in 1996, however the current economic instability in Asia, which has had an effect on the Company's backlog, will result in lower net sales for the third quarter of fiscal 1998 compared to net sales in the first and second quarters of fiscal 1998. In addition, the Company's continuation of a high level of research and development spending on its new products and competitive pressures will continue to affect the Company's overall profitability. The Company cannot predict industry cycles and their effect on the RTP market, rate of orders for the Company's products or the degree to which the Company's new products will achieve market acceptance. In particular, the semiconductor industry may experience a prolonged downturn as a result of economic instability in Asia. For these reasons, the Company's analysts' and investors' expectations with respect

                              AG ASSOCIATES, INC.


to the Company's new orders, net sales and operating results with respect to future quarters may not be met.

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

     COMPETITION. The Company's ability to compete depends upon the Company's ability to develop new RTP product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. The Company's competitors, many of whom have substantially greater resources than the Company, also seek to compete in these areas. In addition, the Company expects to see increased competition from batch furnace vendors as those companies increase functionality available in such machines. Applied Materials, Inc. ("Applied Materials") has made significant gains in the Company's market and had offered certain functionality the Company was not able to provide with its products, allowing Applied Materials to capture significant customers. Applied Materials and AST are significantly larger companies with greater resources than the Company. There are also larger Japanese and domestic companies that possess the technical resources to enter the RTP market.

     CLAIMS OF PATENT INFRINGEMENT. The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company subsequently amended its complaint to assert that Applied Materials infringed three additional patents. Applied Material has moved to dismiss these claims. The trial is set for March 1, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company expects to incur increased legal expenses in fiscal 1998 and fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

     INVENTORY OBSOLESCENCE. Because the Company's industry is subject to rapid technological change, the Company has experienced, and expects to experience, obsolescence of

                              AG ASSOCIATES, INC.


certain of its products as the Company and its competitors introduce new products with improved price/performance characteristics. In particular, the Company discontinued its Heatpulse(R) 4100 product line in the quarter ended March 31, 1997 and consequently wrote down $1.4 million of inventory in that quarter. During the quarter ended June 30, 1997, the Company, for the first time in its history, booked more orders for its Heatpulse 8800 product line than its Heatpulse 8100 product line and this trend has continued into the second quarter of fiscal 1998. To the extent sales of new products do not offset, or generate lower margins than sales of older products, the Company's business, results of operation and financial condition would be materially adversely affected. In addition, the Company believes that the Heatpulse 8100 product line will ultimately become obsolete as acceptance of the Heatpulse 8800 and Starfire products increases and the current market conditions persist.

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

    YEAR 2000 INFRASTRUCTURE RISK. The Company is currently in the process of working its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company is currently gathering information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

                              AG ASSOCIATES, INC.


Results of Operations

The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

---------------------------------------------------------------------------------------------------
                                          Three Months Ended Mar 31,       Six Months Ended Mar 31,
                                          --------------------------       ------------------------
                                              1998        1997                1998        1997
                                              ----        ----                ----        ----
Net sales                                      100%        100%               100%        100%
Cost of sales                                   71          84                 66          74
                                              ----        ----               ----        ----
     Gross profit                               29          16                 34          26
Operating expenses:
     Research and development                   30          25                 27          30
     Selling, general and administrative        17          18                 16          20
                                              ----        ----               ----        ----
Total operating expenses                        47          43                 43          50
                                              ----        ----               ----        ----
Income (loss) from operations                  (18)        (27)                (9)
     Interest income (expense), net              *           1                  1           1
     Other income, net                           *           *                  *           *
                                              ----        ----               ----        ----
     Income (loss) before income taxes         (18)        (26)                (8)        (23)
Provision (benefit) for income taxes             0          (6)                 0          (6)
                                              ----        ----               ----        ----
Net income (loss)                              (18)%       (20)%               (8)        (17)%
                 --------------               ====        ====               ====        ====
                 & less than 1%
---------------------------------------------------------------------------------------------------


Net Sales

Net sales for the three and six months ended March 31, 1998 were $12.6 and $29.0 million respectively, compared to $11.1 and $20.3 million for the same periods in fiscal 1997, representing an increase of 13% and 43% respectively. The increase in sales was due primarily to the increase in unit sales of the Company's Heatpulse 8000 systems which the Company believes was attributable to the semiconductor industry's brief recovery from the end of calendar 1996, however the quarter ended March 31, 1998 represents a decline of 23% from the preceding quarter. *Net sales in the third quarter of fiscal 1998 are expected to decline as well, due to the current market conditions.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced warranty and selling expenses. For the three and six month periods ended March 31, 1998, Canon represented 36% and 32% of net sales and Metron represented 11% and 12% of net sales. For the same period in the prior fiscal year, Canon represented 13% and 15% of net sales and Metron represented 9% of net sales for both periods. International sales as a percentage of net sales increased for the three and six month periods ended March 31, 1998 to 50% and 48% respectively. International sales as a percentage of net sales for the same periods last fiscal year were 33% and 32% respectively. The increase in the percentage of the Company's net sales represented by Canon, Metron, and international customers is due to stronger business in Japan and Europe. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1998. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of the Asian economies. See "Factors That May Affect Future Results - Potential Fluctuations in Operating Results."

Two end-user customers represented 23% and 10% of net sales in the three months ended March 31, 1998, compared to these customers representing 37% and 6% for the same period last fiscal year. For

                              AG ASSOCIATES, INC.


the six months ended March 31, 1998 the two end-user customers represented 19% and 5% compared to 35% and 6% of net sales for the same period in the last fiscal year. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from Applied Materials, a competitor who has substantially greater resources than the Company, particularly in the sale of RTP systems designed for 0.25 micron line width applications and the emerging
0.18 micron line width applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales. See "Factors That May Affect Future Results - Competition."

Gross Profit

Gross profit for the three and six month periods ended March 31, 1998 were $3.7 and $9.9 million respectively, compared to a gross profit of $1.8 and $5.2 million for the same period in fiscal 1997. Gross profit as a percentage of net sales for the three and six month periods ended March 31, 1998 increased to 29% and 34% respectively, compared to 16% and 26% for the three and six month periods ended March 31, 1997. The increase in gross margin for the three and six month periods ended March 31, 1998 compared to the same periods in fiscal 1997 was primarily attributable to a non-cash inventory write-down of $1.4 million which occurred in the second quarter of fiscal 1997, related to excess inventory associated with the discontinuance of the Heatpulse 4100 product line. No similar entry was recorded in either the first or second quarter of fiscal 1998. Gross margin in the three and six month periods ended March 31, 1998 compared to the same periods in the prior fiscal year, was also favorably impacted by the increase in revenue over the same period, resulting in the Company's fixed manufacturing costs being spread over increased units, and the cost reduction program the Company has put into place in fiscal 1997. *The Company expects increased competition and market conditions to lower gross margin in the third quarter of fiscal 1998, which would have an immediate adverse effect on the Company's business and results of operations.

Research and Development Expenses

Research and development ("R&D") expenses were $3.8 and $7.7 million for the three and six month periods ended March 31, 1998, representing an increase of $0.9 million (33%) and $1.7 million (28%) respectively, when compared with the same periods in fiscal 1997. As a percentage of net sales, R&D expenses were 30% and 27% for the three and six month periods ended March 31, 1998 from 25% and 30% for the comparable periods in the prior fiscal year, as a result of higher sales that were not met with corresponding increases in R&D spending. R&D expenses are primarily attributable to the continuing development of the Company's new Starfire 0.18 micron 200mm and 300mm RTP systems. *The Company continues to believe that significant investment in R&D is required to keep up with the demands of the RTP market and to remain competitive. See "Factors That May Affect Future Results - Rapid Technological Change and Development Risks."

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses was $2.1 and $4.5 million respectively for the three and six month periods ended March 31, 1998, representing an increase of $151,000 (8%) and $422,000 (10%) when compared with the same periods in fiscal 1997. As a percentage of net sales, SG&A spending decreased to 17% and 16% respectively for the three and six month periods ending March 31, 1998, compared to 18% and 20% for the same periods in fiscal 1997, as a result of higher sales that were not met with corresponding increases in SG&A spending. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales and

                              AG ASSOCIATES, INC.


the sales channel for the Company's products, that could result in higher commissions. *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest Income, Net

Interest income, net decreased to $22,000 and $66,000 for the three and six month periods ended March 31, 1998, from $84,000 and $187,000 respectively in the comparable periods in fiscal 1997, primarily due to lower interest income earned on the Company's cash and investments as a result of lower cash and investment balances.

Provision (Benefit) for Income Taxes

The Company has recorded no tax benefit as a result of its net taxable losses during the first and second quarters of fiscal 1998. For the second quarter of fiscal 1998, the net loss was adversely impacted by the Company's inability to record a credit for income taxes, which was the result of certain changes to the tax law. *For the remainder of fiscal 1998, the Company will not record any benefit for income taxes to the extent it does not make a pre-tax profit. *A significant change in income or loss from anticipated levels would have a significant impact on the tax rate recorded by the Company.

Backlog

The Company's system backlog (consisting of systems scheduled for delivery within the next twelve months) as of March 31, 1998 was approximately $10.9 million as compared to approximately $14.6 million at September 30, 1997 and $12.1 million at December 31, 1997. The decrease in backlog is attributable to the effects on the worldwide semiconductor industry by the economic crisis in Asia, and cancellation of $2.8 million in orders. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. *Given the decrease in backlog, the Company expects revenues for the third and fourth quarters of fiscal 1998 to be lower than revenues for the period ended March 31, 1998; in addition, the Company expects its results of operations to yield a net loss. *In addition, there can be no assurance that the Company's net sales will not decline further or that the Company will not incur increasing net losses. See "Factors That May Affect Future Results -- Semiconductor Industry Volatility."

Liquidity And Capital Resources

As of March 31, 1998, the Company had cash, cash equivalents and short-term investments of $1.1 million, compared to $4.2 million as of September 30, 1997. The decrease of $3.1 million was primarily attributable to the increase in inventory and capital expenditures in connection with the Company's new Starfire product development and initial shipment. Working capital decreased to $19.8 million at March 31, 1998 from $22.9 million at September 30, 1997.

The Company's operating activities used cash of $0.8 million during the six months ended March 31, 1998. Depreciation and amortization charges and a significant decrease in accounts receivable were partially offset by an increase in inventory and accrued liabilities. The increase in inventory was primarily due to the manufacture of the Starfire 0.18 micron RTP systems.

The Company's investing activities used cash of $1.7 million during the six month period ended March 31, 1998, due to capital expenditures of $2.3 million primarily for Starfire internal RTP systems and improvements to the manufacturing facility. *The Company currently anticipates that its capital expenditures will be approximately $2.1 million for the remainder of fiscal 1998, principally to support new product development and manufacturing cost reductions. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash provided by financing activities was $0.1 million during the six months ended March 31, 1998, consisting of proceeds from employee stock transactions.

*The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the Asian economic crisis, the uncertain nature of the semiconductor industry, competitive market conditions, the strong commitment to developing the Company's next-generation products, and the possible outcome of current litigation with Applied Materials, liquidity and working capital requirements are difficult to anticipate beyond the next twelve months. Subsequent to the second quarter of fiscal 1998, the Company has received a commitment of a revolving credit facility of up to $15 million dollars. The facility's availability is contingent upon the Company meeting a financial net worth covenant and certain accounts receivable requirements. *There is no assurance that market conditions will allow the Company to continue to qualify for the facility. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.

                              AG ASSOCIATES, INC.


PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company, AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company subsequently amended its complaint to assert that Applied Materials infringed three additional patents. Applied Material has moved to dismiss these claims. The trial is set for March 1, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company expects to incur increased legal expenses in fiscal 1998 and fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.


Item 2. Changes in Securities and Use of Proceeds

        Not applicable.


Item 3. Defaults Upon Senior Securities

        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of the shareholders of AG Associates, Inc. was held on February 26, 1998 in San Jose, California. Of the 6,074,198 shares of the Company's Common Stock outstanding as of the record date, 5,230,606 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of the shareholders:

        (1) To elect the following four persons to serve as a Director of the
            Company:

            Name                 Votes For      Votes Withheld
            -----------------    -----------    ----------------
            Arnon Gat, Ph.D.      5,132,412              98,194
            Anita Gat             5,066,446             164,160
            Norio Kuroda          5,125,512             105,094
            Cecil Parker          5,131,512              99,094

                              AG ASSOCIATES, INC.


       (2) To adopt an amendment to the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares, from 1,500,000 shares to 1,900,000 shares:

                    Votes for:                  3,120,805
                    Votes against:                384,931
                    Votes abstaining:              34,512

        The proposal carried. The vote required was a majority of the shares of Common Stock present at the meeting in person or by proxy (without counting broker non-votes toward the vote required) or at least 2,615,304 shares of the Company's Common Stock.

        (3) To ratify the selection of Deloitte & Touche LLP as independent accountants for the Company for the fiscal year ending September 30, 1998.

                    Votes for:                  5,151,176
                    Votes against:                 58,884
                    Votes abstaining:              20,546

        The proposal carried. The vote required was a majority of the share of Common Stock present at the meeting in person or by proxy (without counting broker non-votes toward the vote required) or at least 2,615,304 shares of the Company's Common Stock.


Item 5. Other Information

        Not applicable.


Item 6. Exhibits and Reports on Form 8-K

        A)  Exhibits

               Exhibit 27    Financial Data Schedule

        B)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                              AG ASSOCIATES, INC.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AG Associates, Inc.
                                        (Registrant)


Dated:  May 13, 1998                    By: /s/ KIRK JOHNSON
                                            ------------------------------------
                                            Kirk Johnson
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial officer)

                              AG ASSOCIATES, INC.


EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION
-----------           -----------
27                    Financial Data Schedule