Form 10-Q
period 1998-06-30
AG ASSOCIATES INC
filed 1998-08-13
CIK 942124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
      (Mark One)

         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1998

                                       or

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

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, no par value, was 6,126,136 at July 31, 1998.

                               AG ASSOCIATES, INC.


INDEX



                               Description                                                           Page Number
-------------------------------------------------------------------------------------                -----------
Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Statements of Operations for the Three and Nine
                  Month Periods Ended June 30, 1998 and 1997                                              3

             Condensed Consolidated Balance Sheets as of  June 30, 1998 and September
                  30, 1997                                                                                4

             Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
                  Ended June 30, 1998 and 1997                                                            5

             Notes to Condensed Consolidated Financial Statements                                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                              8

      Item 3:   Quantitative and Qualitative Disclosure About Market Risk                                14

Part II: Other Information

      Item 1:  Legal Proceedings                                                                         15

      Item 2:  Changes in Securities and Use of Proceeds                                                 15

      Item 3:  Defaults Upon Senior Securities                                                           15

      Item 4:  Submission of Matters to a Vote of Security Holders                                       15

      Item 5:  Other Information                                                                         15

      Item 6:  Exhibits and Reports on Form 8-K                                                          16

Signature                                                                                                17

                               AG ASSOCIATES, INC.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                     Three Months Ended June 30,       Nine Months Ended June 30,
                                                     ---------------------------       --------------------------
                                                       1998             1997             1998             1997
                                                     --------         --------         --------         --------
Net sales                                             $ 8,776          $13,380          $37,778          $33,653
Cost of sales                                           7,207            8,445           26,282           23,508
                                                     --------         --------         --------         --------
     Gross profit                                       1,569            4,935           11,496           10,145

Operating expenses:
     Research and development                           4,001            3,895           11,735            9,922
     Selling, general and administrative                2,381            2,295            6,887            6,379
                                                     --------         --------         --------         --------
Total operating expenses                                6,382            6,190           18,622           16,301
                                                     --------         --------         --------         --------
Loss from operations                                   (4,813)          (1,255)          (7,126)          (6,156)
     Interest income (expense), net                       (46)              93               20              279
     Other income, net                                     22               15               75               79
                                                     --------         --------         --------         --------
Loss before income taxes                               (4,837)          (1,147)          (7,031)          (5,798)
Provision (benefit) for income taxes                       --             (298)               6           (1,461)
                                                     --------         --------         --------         --------
Net loss                                              $(4,837)         $(  849)         $(7,037)         $(4,337)
                                                     ========         ========         ========         ========

Basic net loss per share                              $( 0.80)         $( 0.14)         $( 1.16)         $( 0.73)
Diluted net loss per share                            $( 0.80)         $( 0.14)         $( 1.16)         $( 0.73)
Shares used in basic per share computations             6,075            5,985            6,081            5,967
Shares used in diluted per share computations           6,075            5,985            6,081            5,967


See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             June 30,       September 30,
                                                               1998             1997
                                                             --------         --------
                                                            (unaudited)         (*)
ASSETS

Current assets:
     Cash and equivalents                                    $  3,171         $  2,485
     Short-term investments                                        --            1,672
     Accounts receivable, net                                   6,380           13,415
     Inventories                                               12,220           11,676
     Income taxes refundable                                      155            1,652
     Deferred tax assets                                        2,219            2,221
     Prepaid expenses and other current assets                  1,454              896
                                                             --------         --------
         Total current assets                                  25,599           34,017

Property and equipment, net                                     9,900            8,493
Deferred tax assets                                               437              437
                                                             --------         --------
         Total assets                                        $ 35,936         $ 42,947
                                                             ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit                                          $  4,268               --
     Accounts payable                                           3,427         $  6,272
     Accrued liabilities                                        2,408            2,997
     Product warranty reserves                                    887            1,687
     Current portion of capital lease obligations                  87              194
                                                             --------         --------
         Total current liabilities                             11,077           11,150

Capital lease obligations                                         151              275

Shareholders' equity
     Common stock                                              36,352           36,139
     Net unrealized loss on short-term investments                 --              (10)
     Accumulated deficit                                      (11,644)          (4,607)
                                                             --------         --------
         Total shareholders' equity                            24,708           31,522
                                                             --------         --------
           Total liabilities and shareholders' equity        $ 35,936         $ 42,947
                                                             ========         ========

(*)  Derived from audited financial statements.


See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                     Nine Months Ended June 30,
                                                                                     --------------------------
                                                                                       1998             1997
                                                                                     --------         --------
Cash flows from operating activities:
     Net loss                                                                         $(7,037)         $(4,337)
     Reconciliation to net cash used in
         operating activities:
         Depreciation and amortization                                                  2,042            2,079
         Deferred income taxes                                                              2           (1,461)
         Deferred stock compensation                                                       --               17
         Changes in assets and liabilities:
            Accounts receivable                                                         7,035           (2,142)
            Inventories                                                                  (544)           2,045
            Prepaid expenses and other current assets                                    (558)             729
            Accounts payable                                                           (2,845)             185
            Accrued liabilities and warranty reserves                                  (1,389)            (238)
            Customer advances and deferred revenue                                         --             (245)
            Income taxes refundable                                                     1,497               --
                                                                                     --------         --------
                Net cash used in operating activities                                  (1,797)          (3,368)

Cash flows from investing activities:
     Purchases of short-term investments                                                 (305)          (8,675)
     Maturities of short-term investments                                               1,987           13,979
     Capital expenditures                                                              (3,449)          (2,161)
                                                                                     --------         --------
                Net cash provided by (used in) investing activities                    (1,767)           3,143

Cash flows from financing activities:
     Repayment of capital lease obligations                                              (231)            (227)
     Increase in short term borrowings                                                  4,268               --
     Employee stock transactions                                                          213               63
                                                                                     --------         --------
                Net cash provided by (used in) financing activities                     4,250             (164)
                                                                                     --------         --------
Net increase (decrease) in cash and equivalents                                           686             (389)

Cash and equivalents at beginning of period                                             2,485            1,996
                                                                                     --------         --------
Cash and equivalents at end of period                                                 $ 3,171          $ 1,607
                                                                                     ========         ========

Supplemental schedule of noncash financing activities:
      Assets acquired under capital leases                                                 --              496
                                                                                     ========         ========

Supplemental disclosure of cash flow information:

Cash paid (refunded) during the period for:
         Interest                                                                     $    77          $    59
                                                                                     ========         ========
         Income taxes                                                                 $(1,497)         $(1,153)
                                                                                     ========         ========


See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

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


NOTE 2 - Net Loss Per Share Information

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


                                                    Three months ended June 30,      Nine months ended June 30,
                                                    ---------------------------      --------------------------
                                                       1998            1997            1998            1997
                                                      -------         -------         -------         -------
Net loss                                              $(4,837)        $(  849)        $(7,037)        $(4,337)
                                                      =======         =======         =======         =======

Share used in calculation:
    Weighted average common shares outstanding
    used in calculation of basic net loss per
    share                                               6,075           5,985           6,081           5,967

Dilutive effect of stock options                            0               0               0               0
                                                      -------         -------         -------         -------

Shares used in calculation of diluted net loss
per share                                               6,075           5,985           6,081           5,967
                                                      =======         =======         =======         =======

Basic net loss per share                              $( 0.80)        $( 0.14)        $( 1.16)        $( 0.73)
                                                      =======         =======         =======         =======

Diluted net loss per share                            $( 0.80)        $( 0.14)        $( 1.16)        $( 0.73)
                                                      =======         =======         =======         =======



For the three and nine month periods ending June 30, 1998, options to purchase 1,099,170 shares of common stock at prices ranging from $3.00 to $16.82, and options to purchase 882,713 shares of common stock at prices ranging from $4.44 to $16.82, respectively, were outstanding but not included in the calculation of diluted net loss per share. For the three and nine month period ending June 30, 1997, options to purchase 619,128 shares of common stock at prices ranging from $5.25 to $16.82, and options to purchase 478,823 shares of common stock at prices ranging from $5.75 to $16.82, respectively, were outstanding but not included in the calculation of diluted net loss per share. In accordance with SFAS 128, these shares were not included because such options would be anti-dilutive due to the Company's net loss position for the periods presented.

                               AG ASSOCIATES, INC.



NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                                           (in thousands)
                                       June 30,    September 30,
                                        1998           1997
                                       -------        -------
               Raw materials           $ 7,492        $ 7,500
               Work-in-progress          4,728          4,176
                                       -------        -------

               Total                   $12,220        $11,676
                                       =======        =======


Inventories are shown net of reserves for obsolete, slow-moving and non-salable inventory of $3,152,000 and $3,666,000 at June 30, 1998 and September 30, 1997,
respectively.


NOTE 4 - Line of Credit

In June 1998, the Company borrowed $4,268,000 under a $12,000,000 line of credit with a bank. The borrowings are collateralized by primarily all of the Company's assets, bears interest at prime (8.50% at June 30, 1998) plus 1.0% per annum and are due June 23, 2000.

NOTE 5 - Litigation

The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials, Inc. ("Applied Materials") filed a complaint against the Company and AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company subsequently amended its complaint to assert that Applied Materials infringed three additional patents. Applied Material moved to dismiss these claims. On July 1, 1998, the court dismissed the claims for infringement of the three additional patents without prejudice to their being refiled in a separate action. The Company is considering filing claims against Applied Materials with respect to these patents in a separate action. The trial on Applied Materials claims and the Company's counterclaims is set for March 1, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company expects to incur increased legal expenses in fiscal 1998 and fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

                               AG ASSOCIATES, INC.



NOTE 6 - New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth in this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section labeled "Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, that may cause actual results to differ materially from those discussed in such forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are also intended to identify such forward-looking statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Factors That May Affect Future Results

The Company's business, financial condition and results of operations are subject to the following risks.

     RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company derives substantially all of its revenue from a single line of rapid thermal processing products. The rapid thermal processing ("RTP") industry is subject to rapid technological change, and the Company and its competitors continuously seek to introduce new products that provide improved process results and manufacturing performance at prices acceptable to RTP customers. There can be no assurance that the Company can develop new products more quickly than its competitors or that the Company's products will have better price/performance characteristics than competitors' products. During the second and third quarters of fiscal 1998, the Company shipped beta units of its new Starfire(R) 200mm and Starfire 300mm RTP systems, which are intended to provide RTP capabilities for the 0.18 and
0.25 micron line widths previously unavailable from the Company's products. Initial margins on the Starfire RTP systems are expected to be lower than current Heatpulse production systems, and the Starfire RTP systems may not achieve market acceptance or deliver anticipated reductions in customers' cost of ownership.

     SEMICONDUCTOR INDUSTRY VOLATILITY. The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. During the first three quarters of 1998, the Company's business, financial conditions and operating results were adversely impacted by a sudden downturn in the semiconductor equipment industry caused, in part, by economic instability in Asia. This downturn has had an adverse effect on the Company's backlog and may result in the Company having lower net sales for the fourth quarter of fiscal 1998 compared to net sales in the first, second and third quarters of fiscal 1998. In addition, the Company's continuation of a high level of research and development spending on its new products and competitive pressures will continue to affect the Company's overall profitability. The Company cannot predict industry

                               AG ASSOCIATES, INC.



cycles and their effect on the RTP market, rate of orders for the Company's products or the degree to which the Company's new products will achieve market acceptance. In particular, the semiconductor industry may experience a prolonged downturn as a result of economic instability in Asia. For these reasons, the Company's analysts' and investors' expectations with respect to the Company's new orders, net sales and operating results with respect to future quarters may not be met.

     STOCK PRICE VOLATILITY. The Company's common stock price has been and may continue to be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenue or earnings from the levels expected by securities analysts or investors or sustained or increasing weakness in the RTP market could have an immediate and adverse effect on the trading price of the Company's common stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the quarter or following the end of the quarter. In general, the Company participates in a very dynamic high technology industry, which can result in significant fluctuations in the Company's common stock price at any time.

     COMPETITION. The Company's ability to compete depends upon the Company's ability to develop new RTP product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. The Company's competitors, many of whom have substantially greater resources than the Company, also seek to compete in these areas. In addition, the Company expects to see increased competition from batch furnace vendors as those companies increase functionality available in such machines. Applied Materials has made significant gains in the Company's market and had offered certain functionality the Company was not able to provide with its products, allowing Applied Materials to capture significant customers. Applied Materials and AST are significantly larger companies with greater resources than the Company. There are also larger Japanese and domestic companies that possess the technical resources to enter the RTP market.

CLAIMS OF PATENT INFRINGEMENT. The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company and AST in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to RTP processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company subsequently amended its complaint to assert that Applied Materials infringed three additional patents. Applied Material moved to dismiss these claims. On July 1, 1998, the court dismissed the claims for infringement of the three additional patents without prejudice to their being refiled in a separate action. The Company is considering filing claims against Applied Materials with respect to these patents in a separate action. The trial on Applied Materials claims and the Company's counterclaims is set for March 1, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company expects to incur increased legal expenses in fiscal 1998 and fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

     INVENTORY OBSOLESCENCE. Because the Company's industry is subject to rapid technological change, the Company has experienced, and expects to experience, obsolescence of certain of its products as the Company and

                               AG ASSOCIATES, INC.



its competitors introduce new products with improved price/performance characteristics. In particular, the Company discontinued its Heatpulse(R) 4100 product line in the quarter ended March 31, 1997 and consequently wrote down $1.4 million of inventory in that quarter. During the quarter ended June 30, 1997, the Company, for the first time in its history, booked more orders for its Heatpulse 8800 product line than its Heatpulse 8100 product line and this trend has continued into the third quarter of fiscal 1998. To the extent sales of new products do not offset, or generate lower margins than sales of older products, the Company's business, results of operations and financial condition would be materially adversely affected. In addition, the Company believes that the Heatpulse 8100 product line will ultimately become obsolete as acceptance of the Heatpulse 8800 and Starfire products increases and the current market conditions persist.

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

     YEAR 2000 INFRASTRUCTURE RISK. The Company is currently in the process of assessing its information technology infrastructure for Year 2000 compliance. A cross-functional project team has been established, with three branches to address the three primary areas of concern for the Company; infrastucture, product, and material suppliers.

Year 2000 assessment of internal systems is scheduled for completion in the first quarter of fiscal 1999, and repairs, if necessary, are scheduled to be complete in the third quarter of fiscal 1999. The Company has identified that the following systems will need to be evaluated:

Security systems                                 Network equipment
Facility systems                                 Printers, copiers, fax machines
Telephony                                        Server tape backups
Servers                                          Testing equipment
Personal computers                               Miscellaneous software

The Company utilizes standard industry software packages and hardware common to the semiconductor equipment industry. The Company's primary software system, Dataworks, will undergo an upgrade in the second quarter of fiscal 1999, which will bring that system to Year 2000 compliance. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in Year 2000 compliance. The Company will estimate the cost to modify its systems to be Year 2000 compliant as part of its assessment phase, however at present, the Company does not anticipate that the cost will be material to its financial condition or results of operations.

                               AG ASSOCIATES, INC.



Assessment of the Company's product Year 2000 compliance will be complete in the first quarter of fiscal 1999, with repairs and remedial strategies, if necessary, to be available to the Company's customers by the second quarter of fiscal 1999. The Company is in the process of testing its products, using Sematech's Year 2000 readiness standards and test scenarios, which includes a minimum set of tests equipment manufacturers should perform in the evaluation of their products. The Company does not anticipate any material disruption in its operations as a result of any failure of Company's products to be in Year 2000 compliance.

The Company has established procedures for assessing Year 2000 compliance by the Company's suppliers, and is scheduled to complete this assessment phase in the second quarter of fiscal 1999. Suppliers will be surveyed and ranked into one of the following four categories, 1) non-compliance by the supplier will cause the Company to stop shipment of its products, 2) non-compliance by the supplier will cause the Company to delay shipment of its products by one week or more, 3) non-compliance by the supplier will cause the Company to delay shipment of its products by less than one week, and 4) non-compliance by the supplier will have no effect on shipment of the Company's products. Suppliers receiving a "1", "2", or "3" ranking will be audited in depth, and if found to be Year 2000 non-compliant, must provide the Company with a remedial plan and demonstrate adherence to that plan. Failure to meet these requirements to the satisfaction of the Company will result in selection of a new supplier.

The Company has not found it necessary to delay or cancel any internal services, programs, or projects as a result of its preparatory activities for Year 2000 compliance. The Company does not anticipate any material disruption in its operations as a result of any internal or external failures to be in Year 2000 compliance, however the Company is prepared, as a worse-case scenario, for minor delivery delays in both the receipt of materials and shipment of product. The Company is also aware that San Jose City utilities are currently not Year 2000 compliant, and has prepared a plan for alternative sources of power.

Results of Operations

The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:


                                                    Three Months Ended June 30,          Nine Months Ended June 30,
                                                    ---------------------------          --------------------------
                                                     1998               1997               1998               1997
                                                     ----               ----               ----               ----
Net sales                                             100%               100%               100%               100%
Cost of sales                                          82                 63                 70                 70
                                                     ----               ----               ----               ----
     Gross profit                                      18                 37                 30                 30
Operating expenses:
     Research and development                          46                 29                 31                 29
     Selling, general and administrative               27                 17                 18                 19
                                                     ----               ----               ----               ----
Total operating expenses                               73                 46                 49                 48
                                                     ----               ----               ----               ----
Loss from operations                                  (55)                (9)               (19)               (18)
     Interest income (expense), net                     *                  *                  *                  1
     Other income, net                                  *                  *                  *                  *
                                                     ----               ----               ----               ----
     Loss before income taxes                         (55)                (9)               (19)               (17)
Provision (benefit) for income taxes                    0                 (3)                 0                 (4)
                                                     ----               ----               ----               ----
Net loss                                              (55)%               (6)%              (19)%              (13)%
                                                     ====               ====               ====               ====

----------
*   less than 1%


Net Sales

Net sales for the three and nine months ended June 30, 1998 were $8.8 and $37.8 million respectively, compared to $13.4 and $33.7 million for the same periods in fiscal 1997. The 34% decrease in sales for the three month period ended June 30, 1998 compared to the same period last fiscal year was due primarily to the impact of the economic

                               AG ASSOCIATES, INC.



instability in Asia, the negative effects of which were first experience by the Company in the second quarter of 1998. The 12% increase in sales for the nine month period ended June 30, 1998 compared to the same period last fiscal year is attributable to the semiconductor industry's recovery from the end of calendar 1996 which extended through the first quarter of fiscal 1998. *Net sales in the fourth quarter of fiscal 1998 are not expected to improve, due to the current market conditions.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are partially offset by reduced warranty and selling expenses. For the three and nine month periods ended June 30, 1998, Canon represented 35% and 32% of net sales and Metron represented 17% and 13% of net sales respectively. For the same period in the prior fiscal year, Canon represented 10% and 13% of net sales and Metron represented 12% and 10% of net sales respectively. International sales as a percentage of net sales increased for the three and nine month periods ended June 30, 1998 to 55% and 50% respectively. International sales as a percentage of net sales for the same periods last fiscal year were 32% and 35% respectively. The increase in the percentage of the Company's net sales represented by Canon, Metron, and international customers is due to stronger business in Japan and Europe. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1998. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of the Asian economies. See "Factors That May Affect Future Results - Potential Fluctuations in Operating Results."

One end-user customer represented 16% of net sales for the three month period ended June 30, 1998, but represented less than 1% of net sales for the same period last fiscal year. For the nine month period ended June 30, 1998 one end-user customer represented 16% of net sales as compared to 29% for the same period in the last fiscal year. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from Applied Materials, a competitor who has substantially greater resources than the Company, particularly in the sale of RTP systems designed for 0.25 micron line width applications and the emerging 0.18 micron line width applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of competitive pressures, the Company may not be able to retain its strategic customers, and such customers may cancel, reschedule or significantly reduce the volume of orders and in the event orders are canceled, such orders may not be replaced by other sales. See "Factors That May Affect Future Results - Competition."

Gross Profit

Gross profit for the three and nine month periods ended June 30, 1998 were $1.6 and $11.5 million respectively, compared to a gross profit of $4.9 and $10.1 million for the same period in fiscal 1997. Gross profit as a percentage of net sales for the three and nine month periods ended June 30, 1998 was 18% and 30% respectively, compared to 37% and 30% for the three and nine month periods ended June 30, 1997. The decrease in gross margin for the three and nine month periods ended June 30, 1998 compared to the same periods in fiscal 1997 was primarily attributable to the decrease in unit selling prices resulting from an increase in sales through the distribution channel. Distributors are given a significant discount to the final price paid by the end-user customer, which is partially offset by reduced warranty expenses and other costs in operating expenses. Also contributing to the decrease in gross margin for the three and nine month periods ended June 30, 1998 compared to the same periods in the prior year, was the decrease in unit shipments which caused the Company's fixed manufacturing costs to be spread over fewer units. *The Company expects increased competition and market conditions to put downward pressure on gross margins in the fourth quarter of fiscal 1998.

Research and Development Expenses

Research and development ("R&D") expenses were $4.0 and $11.7 million for the three and nine month periods ended June 30, 1998, representing an increase of $106,000 (3%) and $1.8 million (18%) respectively, when compared with the same periods in fiscal 1997. As a percentage of net sales, R&D expenses were 46% and 31% for the three and nine

                               AG ASSOCIATES, INC.



month periods ended June 30, 1998, compared to 29% for both the three and nine month periods ending June 30, 1997, reflecting lower net sales. R&D expenses are primarily attributable to the continuing development of the Company's new Starfire 0.18 micron 200mm and 300mm RTP systems. *The Company continues to believe that significant investment in R&D is required to remain competitive, particularly during the current semiconductor market slowdown and associated decrease in customers' capacity demands. *The Company expects a portion of its revenue during this slowdown to be realized from demand for its new products in the R&D sector. See "Factors That May Affect Future Results - Rapid Technological Change and Development Risks."

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses was $2.4 and $6.9 million respectively for the three and nine month periods ended June 30, 1998, representing an increase of $86,000 (4%) and $508,000 (8%) when compared with the same periods in fiscal 1997. As a percentage of net sales, SG&A spending for the three month period ending June 30, 1998 increased to 27% compared to 17% for the same period in fiscal 1997, primarily due to the legal fees associated with the Applied Materials intellectual property litigation, and lower sales levels. As a percentage of net sales, SG&A spending for the nine month period ending June 30, 1998 decreased to 18% compared to 19% for the same period in fiscal 1997, due to higher sales levels in fiscal 1997. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales and the sales channel for the Company's products, that could result in higher commissions. *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest Income (Expense), Net

Interest income (expense), net decreased to expense of $46,000 and income of $20,000 for the three and nine month periods ended June 30, 1998, compared to income of $93,000 and $279,000 respectively in the comparable periods in fiscal 1997. This decrease was primarily due to lower interest income earned on the Company's cash and investments as a result of lower cash and investment balances, and an increase in interest expense paid due to the Company's use of its credit facility.

Provision (Benefit) for Income Taxes

The Company has recorded no tax benefit as a result of its net taxable losses during the first, second and third quarters of fiscal 1998. For the third quarter of fiscal 1998, the net loss was adversely impacted by the Company's inability to record a credit for income taxes, which was the result of certain changes to the tax laws. *For the remainder of fiscal 1998, the Company will not record any benefit for income taxes to the extent it does not make a pre-tax profit. *A significant change in income or loss from anticipated levels would have a significant impact on the tax rate recorded by the Company.

Backlog

The Company's system backlog (consisting of systems scheduled for delivery within the next twelve months) as of June 30, 1998 was approximately $12.1 million as compared to approximately $14.6 million at September 30, 1997 and $10.9 million at March 31, 1998. The increase in backlog at June 30, 1998 compared to March 31, 1998 was due to the Company's continued success in obtaining orders for its Starfire systems. The decrease in backlog as compared to September 30, 1997 is attributable to the effects on the worldwide semiconductor industry of the economic crisis in Asia. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. *Given the decrease in backlog, the Company expects revenues for the fourth quarter of fiscal 1998 to be lower than revenues for the period ended June 30, 1998; in addition, the Company expects its results of operations to yield a net loss. *In addition, the Company's net sales may decline further and the Company may incur increasing net losses. See "Factors That May Affect Future Results Semiconductor Industry Volatility."

                               AG ASSOCIATES, INC.



Liquidity And Capital Resources

As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $3.2 million, compared to $4.2 million as of September 30, 1997. The decrease of $1.0 million was primarily attributable to the increase in capital expenditures in connection with the Company's new Starfire product development and initial shipment, and a decrease in accounts payable. Working capital decreased to $14.5 million at June 30, 1998 from $22.9 million at September 30, 1997.

The Company's operating activities used cash of $1.8 million during the nine month period ended June 30, 1998. The Company's net loss and depreciation and amortization charges and a significant decreases in accounts receivable and income taxes refundable, were partially offset by a decrease in accounts payable and accrued liabilities, and an increase in inventories. The increase in inventory was primarily due to the manufacture of Starfire 0.18 micron RTP systems.

The Company's investing activities used cash of $1.8 million during the nine month period ended June 30, 1998, due to capital expenditures of $3.4 million primarily for Starfire internal RTP systems and improvements to the manufacturing facility. *The Company currently anticipates that its capital expenditures will be approximately $1.8 million in the fourth quarter of fiscal 1998, principally to support new product development and manufacturing cost reductions. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash provided by financing activities was $4.3 million during the nine month period ended June 30, 1998, consisting primarily of borrowing $4.3 million on the Company's short term credit facility.

*The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the Asian economic crisis, the uncertain nature of the semiconductor industry, competitive market conditions, the strong commitment to developing the Company's next-generation products and the possible outcome of current litigation with Applied Materials, liquidity and working capital requirements are difficult to anticipate beyond the next twelve months. The Company has received a commitment from a bank for a revolving credit facility of up to $12 million. The facility's availability is contingent upon the Company meeting a financial net worth covenant and certain accounts receivable requirements. *There is no assurance that market conditions will allow the Company to continue to qualify for the facility. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                               AG ASSOCIATES, INC.



PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company and AST in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to RTP processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company subsequently amended its complaint to assert that Applied Materials infringed three additional patents. Applied Material moved to dismiss these claims. On July 1, 1998, the court dismissed the claims for infringement of the three additional patents without prejudice to their being refiled in a separate action. The Company is considering filing claims against Applied Materials with respect to these patents in a separate action. The trial on Applied Materials claims and the Company's counterclaims is set for March 1, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company expects to incur increased legal expenses in fiscal 1998 and fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         The following statement is provided pursuant to Rule 14a-5 promulgated under the Securities Exchange Act of 1934, as amended: proxies solicited by the Company for the Company's 1999 annual meeting of shareholders will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by shareholders for consideration at such meeting after December 12, 1998.

                               AG ASSOCIATES, INC.



Item 6.  Exhibits and Reports on Form 8-K

         A)  Exhibits

                  Exhibit 10.50     Loan and Security Agreement, dated June 23, 1998, between the
                                    Company and Silicon Valley Bank

                  Exhibit 27        Financial Data Schedule

         B)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                               AG ASSOCIATES, INC.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AG Associates, Inc.
                                     (Registrant)



Dated:  August 12, 1998              By:  /s/ KIRK JOHNSON
                                          -------------------------------------
                                          Kirk Johnson
                                          Chief Financial Officer
                                          (Duly authorized officer and principal
                                          financial officer)

                               AG ASSOCIATES, INC.



EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------
10.50                      Loan and Security Agreement, dated June 23, 1998, between the Company and Silicon Valley Bank

27                         Financial Data Schedule