Form 10-K
period 1998-09-30
AG ASSOCIATES INC
filed 1998-12-24
CIK 942124

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended SEPTEMBER 30, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on November 30, 1998 as reported by the Nasdaq National Market ($4.88), was approximately $17,018,450. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Registrant had 6,202,743 shares of Common Stock outstanding as of November 30, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

INDEX


                                           Description                                             Page Number
-----------------------------------------------------------------------------------------------    -----------

PART I.

       Item 1.    Description of Business......................................................           3
       Item 2.    Properties...................................................................          11
       Item 3.    Legal Proceedings............................................................          11
       Item 4.    Submission of Matters to a Vote of Shareholders..............................          12

PART II.

       Item 5.    Market for the Registrant's Common Stock and Related Shareholder
                     Matters...................................................................          12
       Item 6.    Selected Financial Data......................................................          13
       Item 7.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations....................................................          14
       Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................          22
       Item 8.    Consolidated Financial Statements and Supplementary Data.....................          22
       Item 9.    Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure..................................................          23

PART III.

       Item 10.   Directors and Executive Officers of the Registrant...........................          23
       Item 11.   Executive Compensation.......................................................          25
       Item 12.   Security Ownership of Certain Beneficial Owners and Management...............          30
       Item 13.   Certain Relationships and Related Transactions...............................          31

PART IV.

       Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............          33

Signatures.....................................................................................          34

Index to Financial Statements..................................................................          35
Index to Financial Statement Schedules.........................................................          35
Index to Exhibits..............................................................................          36
Schedule II: Valuation and Qualifying Accounts.................................................          S-2

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

RECENT EVENTS

    On November 25, 1998, the Company announced that it is in discussions with Steag Electronic Systems GmbH, a subsidiary of Steag AG (Essen, Germany), concerning a possible cash acquisition of the Company. *The terms and conditions of an acquisition have not been finalized, but it is expected that an acquisition, if it occurs, will value the equity of AG Associates in excess of $30 million. *Completion of a transaction will be subject to the negotiation of definitive documentation, board approval and obtaining required third-party and government approvals. *Consequently, there can be no assurance that an agreement between the two companies with respect to an acquisition will be reached or that a transaction will be completed. *In addition, the Company has not yet made a determination as to whether any business combination would be in the best interests of its stockholders. *It is the general policy of the Company not to comment upon or disclose preliminary negotiations regarding significant corporate transactions, and the Company intends to continue this policy in the future; therefore, no further announcement with regards to the proposed transaction will be made until and unless its terms have been finalized.

THE COMPANY AND ITS PRODUCTS

    AG Associates, Inc. designs, manufactures, markets and supports advanced single-wafer rapid thermal processing ("RTP") equipment used in manufacturing integrated circuits. The Company's products, marketed under the Heatpulse(R) and Starfire(TM) names, utilize high-intensity light to precisely heat a single silicon wafer, causing a chemical process needed to produce an integrated circuit. During the second quarter of fiscal 1998, the Company commenced Beta shipments of its new Starfire RTP system, which is intended to provide previously unavailable RTP capabilities for the .18 and .25 micron linewidths on 200 and 300mm wafers. In October 1997, the Company announced that it had received the 1997 Editors' Choice Best Product Award from Semiconductor International magazine for its Heatpulse 8800 RTP system. In 1998, the Company also received the VLSI Customer Satisfaction Award. The Company was incorporated under the laws of California in 1981.

    Historically, thermal processing has been performed in conventional batch furnaces where 100 to 200 wafers are processed at one time. However, as integrated circuit feature size has become smaller, semiconductor manufacturers have encountered significant technical and practical constraints, which have made thermal processing in batch furnaces impractical, and in some cases impossible with regard to certain steps in the integrated circuit manufacturing process. These constraints include severe limitations on how long a wafer can be held at high temperature, the need for an impurities-free thermal-processing environment, inefficiencies of batch processing in a predominantly single wafer processing environment and the potential significant financial loss from processing errors.

    The Company was the first to introduce products utilizing a new thermal processing method, known as rapid thermal processing, to address many of the limitations of traditional batch furnaces. The Company's RTP products have been widely adopted for use by many of the manufacturers of technologically advanced integrated circuits. *The Company believes that, as integrated circuit feature size decreases and processing power and performance increase, more process steps in manufacturing integrated circuits will continue to be converted to RTP from batch furnace processing, and new process steps will be made possible by RTP.

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

    Historically, thermal processing has been performed in conventional batch furnaces where loads of 100 to 200 wafers are processed at one time. However, as feature size of integrated circuits has become smaller, semiconductor manufacturers have encountered significant technical and practical constraints, which have made thermal processing in batch furnaces impractical, and in some cases, impossible. These constraints include:

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

    - Providing superior contamination control. The small size and ambient purge capabilities of RTP processing chambers permit the removal of unwanted gases from the wafer-processing environment, thereby reducing the possibility of contamination. For the past several years, RTP has been used extensively to heat wafers with metal layers that are sensitive to residual oxygen. Such precise contamination control is impractical in a batch furnace.

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

    RTP has been widely adopted for use by most manufacturers of integrated circuits and is a necessary process in the production of certain integrated circuits. The Company believes that the production of 486 microprocessors, most static memory chips larger than one megabit and most dynamic memory chips greater than four megabits utilizes at least one RTP step. More powerful integrated circuits such as advanced microprocessors and very large memories often require multiple RTP steps in the manufacturing process.

PRODUCTS

    AG Associates' products, marketed under the Heatpulse and Starfire names, use a processing chamber which includes arrays of lamps that supply the heating energy to the wafer, advanced temperature measurement and control subsystems and an ultra clean gas delivery system. The heating cycle typically includes a short purge step to drive contaminants out of the chamber, a ramp-up to the processing temperature, a steady state step at the processing temperature of between 10 to 60 seconds and a cool-down period prior to removing the wafer from the processing chamber.

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

    Starfire. The Company's Starfire (200mm or 8 inch wafer size) Rapid Thermal Processing system was first introduced to the market at Semicon West in July 1997. Beta shipments of this product commenced in March 1998. This system is a totally new design to be used for .25 and .18 micron linewidths for R&D and production of 200mm wafers. Starfire utilizes a dynamic emissivity independent temperature measurement and multi-point control system for improved uniformity and repeatability. Starfire is the Company's first multi-chamber platform-based RTP system that can process approximately 90 wafers per hour. In November 1998, the Company shipped a steam version of Starfire for use in production.

    Starfire 300. The Company's Starfire 300 (300mm or 12 inch wafer size) Rapid Thermal Processing system was first introduced to the market at Semicon West in July 1998. Beta shipments of this product (in a cluster platform configuration) commenced in March 1998. This system is a new design and scale-up of the Starfire (200mm) product to be used for .18 and below micron linewidths for R&D and production of 300mm wafers. In addition, the Starfire 300 incorporates many of the same advanced features of the Starfire (200mm). *The Company is currently preparing to ship a Beta Starfire 300 front opening universal pod ("FOUP") configuration in December 1998. *This configuration is anticipated to replace the cluster platform configuration shipped in March of 1998.

    STEAMpulse (TM). The Company's STEAMpulse Rapid Thermal Processing system was first introduced to the market at Semicon West in July 1998. An early prototype was shipped in December 1997. This system is based on the Heatpulse 8800 and has the ability to run catalytic or pyrogenic steam for thin and thick oxide films as well as low temperature metal annealing processes. *Beta shipments of the STEAMpulse are anticipated to begin in calendar 1999.

     Heatpulse 8800. The Company's Heatpulse 8800 Rapid Thermal Processing system was introduced to the market at Semicon West in July 1996. This system is based on the Company's Heatpulse 8108 model, with significant cost and performance improvements. This model incorporates an individual lamp power supply, which is controlled by sophisticated closed-loop AG lamp power modules that provide fine control of wafer temperature uniformity. An additional feature is a high throughput purge system that allows a 30% savings of the heating cycle, thereby increasing throughput and reducing cost per wafer. The Heatpulse 8800 system is targeted for R&D and production of devices utilizing .25 micron technology.

    Heatpulse 8108. The Company's Heatpulse 8108 rapid thermal processing system was first shipped in October 1992. *This machine has been the Company's flagship product targeted for volume production processes that utilize wafer sizes from 125 to 200 millimeters (5 to 8 inches) for feature sizes as small as .35 micron, but the Company expects that sales of the Heatpulse 8108 will continue to decline in favor of the Heatpulse 8800 and Starfire products as customer technology requirements increase. This system is designed to accommodate periodic upgrades to meet evolving customer needs. Heatpulse 8108 incorporates a number of unique features that offer semiconductor manufacturers improved thermal processing capability, reliability and performance. These features include patented adjustable lamp heating zones to provide process and temperature uniformity, a patented temperature measurement method to ensure process accuracy and repeatability, as well as a proprietary automation package for equipment-to-host communication. These and other product features of the Heatpulse 8108 typically enable the device manufacturer to improve throughput, uniformity and repeatability and to reduce wafer particle contamination.

    Heatpulse 4100 Series. The Heatpulse 4100S, first shipped in February 1988, is the successor to the Heatpulse 4100 and was the first through-the-wall, environmentally isolated automatic RTP system for the manufacture of 100 to 150 millimeter (4 to 6 inches) wafers. The Heatpulse 4100S is used in the processing of wafers with feature sizes as small as .6 micron. This product currently accounts for a small percentage of net sales. In March of 1997 the Company announced that it was discontinuing the Heatpulse 4100 RTP system. In fiscal 1998, product shipments were phased out, even though many of the units shipped are still in use throughout the world.

    Heatpulse 610. The Heatpulse 610, the successor to the Company's first tabletop manual system, is the Company's current RTP tool targeted for research and development and small-scale production applications. The Heatpulse 610 is suitable for processing wafers of up to 150 millimeters (6 inches). Although this product currently accounts for a small percentage of the Company's net sales, many of the units shipped are still in use throughout the world.

     Upgrades. The Company currently offers a variety of upgrades that improve throughput and yield for its products, including, the Ceramic Shield and Enhanced Z-axis Direct Thermocouple Control ("ez-DTC") upgrade to the Heatpulse 8000 series of RTP systems. These upgrades allow semiconductor manufacturers to lower their cost of ownership and achieve better yield with higher throughput and improved temperature measurement and control with their existing systems.

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

    A significant portion of all current RTP applications involve titanium silicide, an important step in manufacturing integrated circuits with reduced feature size and the step that first led to widespread acceptance of RTP in the wafer fabrication process. In integrated circuit manufacturing, a thin titanium layer is used to assure adequate conductivity between the silicon material and the overlaying metal conductor. To create a good contact between the titanium and the silicon it must be heated to approximately 650(Degree)C in an inert gas (creating a thin conductive alloy called titanium silicide). Since titanium is very sensitive to even minute traces of oxygen, it is impossible to perform this operation in a conventional large batch furnace. RTP allows quick heating of individual wafers in a small quartz chamber that ensures an extremely low level of residual oxygen. *The Company believes that titanium silicide processes will become increasingly important since titanium silicide permits extremely small contact areas while maintaining low contact resistance.

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

    Product Development. In August 1995, the Company undertook a major development program to design and manufacture a .18 micron capable RTP system. To properly execute this plan, the Company increased its R&D and engineering personnel dedicated and focused on this program. In fiscal 1998, the Company began beta shipments of the Starfire (200mm) and Starfire 300 RTP systems. *In fiscal 1999, the Company anticipates spending approximately $10 million to finalize the Starfire systems.

    Integrated Processing. In 1992, the Company became involved in the development of integrated chemical vapor deposition ("CVD") processing systems through its acquisition of Rapro Technology, Inc. ("Rapro"), a research and development stage company. Integrated processing involves the use of more than one process chamber that permits wafers to undergo two or more sequential process steps without removing the wafer from a clean vacuum environment. In May 1995, the Company's CVD cluster tool development activities were transferred to AG Associates (Israel) Ltd. ("AG Israel"). The Company currently owns a 28% voting interest in AG in Israel.

    During the fiscal years ended September 30, 1998, 1997 and 1996, the Company expended $15.9 million, $14.3 million and $16.7 million, respectively, on research and development, representing approximately 35%, 29% and 23% of net sales for such periods. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company's research and development efforts may not be successful and new products may not achieve significant market acceptance.

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

    The Company markets its products both directly, through in-house sales personnel in conjunction with independent sales representatives, or indirectly through independent distributors. To promote its products, the Company uses demonstration laboratories in its San Jose, California facility. The Company and its sales representatives and distributors have sales and support centers located in the United States, Japan, Korea, Taiwan, Singapore, Europe and Israel. When a higher level of technical expertise is needed, the sales effort is supported by product marketing managers and process engineers who work closely with customers and potential customers to find solutions to their current and future processing challenges. The Company has established relationships with key international distributors, including among others, Canon Sales Co., Inc. ("Canon") and Metron Technology, B.V. and Metron Technology, Hong Kong (collectively, "Metron"). Canon has represented the Company in Japan since 1985, and Metron has represented the Company in Europe and Korea since 1989 and 1994, respectively. Canon is a principal shareholder of the Company and provides a representative on the Company's Board of Directors.

    The Company's distributors and independent representatives provide essential pre- and post-sale support for the Company's products in their territories and account for a substantial percentage of the Company's sales worldwide. The Company believes that strong sales in the major semiconductor manufacturing markets internationally are important to its future success. As discussed above, all of the Company's sales in Japan are through Canon and those in Europe and certain Asian countries are through Metron. Metron and Canon both sell the Company's products under their own warranties and provide service and support to their customers. Canon also customizes systems purchased from the Company for redelivery according to Canon's customers' specifications. Sales to Canon amounted to 32%, 12% and 25% of the Company's net sales for the years ended September 30, 1998, 1997 and 1996, respectively. Sales to Metron amounted to 13% and 14% of the Company's net sales for the years ended September 30, 1998 and 1996, respectively. Sales to Metron for the year ended September 30, 1997 accounted for less than 10% of the Company's net sales.

    International sales represented 53%, 31% and 54% of the Company's net sales for the years ended September 30, 1998, 1997 and 1996, respectively. Because of the magnitude of its international sales, the Company is subject to the normal risks of conducting business internationally. The Company is also subject to general geopolitical risks in connection with its international operations. Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase or decrease the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more or less expensive than competitors' products that are denominated in local currencies. See Note 12 of Notes to Consolidated Financial Statements.

    The Company currently has certain volume purchase agreements with large domestic customers. In addition, many customer sales are made using purchase orders. None of the Company's distributors or independent sales representatives has the power to enter into contracts on the Company's behalf or otherwise bind the Company.

CUSTOMERS

    The Company's end-user customers include many of the leading semiconductor manufacturers worldwide. For the year ended September 30, 1998, Intel Corporation ("Intel") accounted for 14% of net sales. For the year ended September 30, 1997, Intel Corporation ("Intel") accounted for 25% of net sales and Micron Technology, Inc. ("Micron") accounted for 10% of net sales. For the year ended September 30, 1996, Intel accounted for 20% of net sales and NEC accounted for 17% of net sales. No other end-user customer accounted for more than 10% of the total sales for the fiscal years ended September 30, 1998, 1997 and 1996.

    The Company's business depends upon the capital expenditures of semiconductor manufacturers, which in turn depend on the current and anticipated market demand for integrated circuits, the amount of utilized equipment capacity at semiconductor manufacturers and size of inventories at semiconductor manufacturers. *The Company's revenue and operating results will continue to be adversely affected if the recession in the semiconductor industry continues.

BACKLOG

    The Company's systems backlog (consisting of product scheduled for delivery within the next twelve months) as of September 30, 1998, 1997 and 1996 was approximately $14.9 million, $14.6 million and $8.4 million, respectively. All orders are subject to cancellation or delay with limited or no penalty. Because of possible changes in delivery schedules and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales that may occur in any succeeding period.

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

    The Company's principal RTP competitors compete based upon both price and performance, having incorporated features similar to those offered by the Company into their RTP products, as well as features such as cluster tool performance, which the Company did not offer until fiscal 1998. The Company competes by providing complete process solutions to customers, including training for customer personnel, helping identify and resolve process problems on a continuous basis and emphasizing customer service and product quality and reliability. *Competitive pricing pressure, in addition to the industry-wide recession, has in certain cases necessitated and may continue to necessitate significant price reductions by the Company and has and may continue to result in lost orders which could adversely affect the Company's business. In addition, many companies, particularly certain Japanese and United States companies, have greater financial and technical resources to participate in these markets and have broader product lines than the Company. For example, Applied Materials, Inc. ("Applied Materials"), a large manufacturer of semiconductor manufacturing equipment located in the United States, has entered the RTP segment of the thermal processing market in which the Company competes, and has captured the dominant share of the RTP market. Other manufacturers have also announced their intention to enter the RTP market. *Some integrated circuit manufacturers may attempt to consolidate all their capital equipment purchases through a single or a small number of vendors. Companies with broader product lines and greater resources may become more formidable competitors in the future.

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

MANUFACTURING

    Production is based upon firm customer commitments and anticipated orders and is generally planned three to six months in advance. The Company's manufacturing operations consist primarily of assembly, integration and final testing of parts and subassemblies supplied by third-party suppliers, all of which are conducted at the Company's manufacturing facility. Once the manufacturing department has completed final testing of all electronic and electromechanical subassemblies which make up one of the Company's products, the completed system is tested by the Company's test engineers. To test each product, the Company's engineer's process wafers in the system to ensure that each system meets the customer's process specifications. To increase the efficiency of the Company's manufacturing process, the Company selectively utilizes outside contractors to assemble subassemblies and components. The use of subcontractors enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and access diverse manufacturing technologies without bearing the full risk of obsolescence. This has allowed the Company to increase production rates while avoiding investment in additional facilities and minimizing inventory growth.

    Certain components and subassemblies included in the Company's products are obtained from a single source or a limited group of suppliers and subcontractors in order to assure overall quality and timeliness of delivery. The Company's reliance on sole or a limited group of suppliers involves several risks, including a potential inability to obtain adequate supplies of certain components and reduced control over pricing and timely delivery of components. *Although the timeliness, quality and pricing of deliveries to date from the Company's suppliers have been acceptable and the Company believes that additional sources of supply will be available should one or more of its suppliers be unable to meet the Company's needs, supplies may not continue to be available on an acceptable basis. Inability to obtain adequate supplies of components or to manufacture such components internally could delay the Company's ability to ship its products, which could result in the loss of customers that may seek alternative sources of supply.

PATENTS AND OTHER PROPRIETARY RIGHTS

    The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. The Company believes that the duration of its patents generally exceeds the life cycles of the technologies disclosed and claimed therein. Though the Company has additional patent applications pending in various foreign countries, any patents may not result from these applications. In addition, the Company has registered the name "Heatpulse" with the U.S. Patent and Trademark Office, restricts access to its technology and enters into confidentiality agreements with its employees and consultants. Finally, the

Company relies on copyright protection for the software imbedded in its Heatpulse systems. However, the Company has not registered any portion of the software with any domestic or foreign copyright office.

    The Company's patents and other means of intellectual property protection, including the Company's confidentiality agreements and applicable trade secret laws, may not provide adequate protection for the Company's intellectual property rights. Further, it is possible that others will develop, copyright or patent similar technology or reverse engineer the Company's products. In addition, the laws of certain territories in which the Company's products are or may be developed, manufactured or sold, including Asia, Europe or Latin America, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. While the Company intends to continue to seek patent, copyright, trademark and trade secret protection for its products and manufacturing technology where appropriate, the Company believes that its success depends more on the technical expertise and innovative abilities of its personnel, rather than the protections that these laws can provide.

    The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials, Inc. ("Applied Materials") filed a complaint against the Company and AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company has filed additional patent claims against Applied Materials in Delaware and San Jose, California, Case Nos. CA98-479 JJF (Delaware) and CV98-03044 RMW (San Jose). By stipulation of the parties, the trial on Applied Materials claims and the Company's counterclaims is set for July 13, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company has incurred increased legal expenses in fiscal 1998 and expects to incur further increased legal expenses in fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

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

EMPLOYEES

    As of September 30, 1998, the Company had 201 full-time employees, including 68 in engineering, research and development, 49 in manufacturing, 41 in service, 22 in marketing and sales and 21 in administration. In September 1998 the Company had a work-force reduction of approximately 50 full-time positions. The work-force reduction was the result of Company's declining financial performance, which was in turn due to the industry-wide recession. None of the Company's employees is subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. The Company believes that relations with employees are good.

    Many of the Company's employees are highly skilled, and the Company believes its future success will depend in part upon its ability to identify, attract and retain such employees, particularly highly skilled design engineers involved in new product development, for whom competition is intense. In addition, the Company is highly dependent on the skill and experience of its CEO and Chairman of the Board, Arnon Gat.

ITEM 2. PROPERTIES

    The Company leases a 153,000 square feet facility in San Jose, California which houses the Company's management, administrative, manufacturing, engineering, marketing, sales and customer support personnel. The lease expires in 2002, and the Company has an option to extend the lease for an additional five years. The Company also leases approximately 1,500 square feet of office space for its customer support personnel in Austin, Texas, through April 1999.

    In addition, the Company leases approximately 2,800 square feet of office space for its sales and customer support personnel in Hsin-Chu, Taiwan, Republic of China, under a lease, which expires in July 2001.

    The Company believes that its existing facilities are suitable and adequate to meet the Company's current requirements. The Company will continue to consider leasing additional facilities as necessary to support its operations in the future.

ITEM 3. LEGAL PROCEEDINGS

    The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials, Inc. ("Applied Materials") filed a complaint against the Company and AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company has filed additional patent claims against Applied Materials in Delaware and San Jose, California, Case Nos. CA98-479 JJF (Delaware) and CV98-03044 RMW (San Jose). By stipulation of the parties, the trial on Applied Materials claims and the Company's counterclaims is set for July 13, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company has incurred increased legal expenses in fiscal 1998 and expects to incur further increased legal expenses in fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.


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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

COMMON STOCK TRADING RANGE

    The Company's Common Stock has been traded on the Nasdaq National Market under the symbol AGAI since the Company's initial public offering on May 16, 1995. The following table sets forth, for the Company's Common Stock, the range of high and low closing prices on the Nasdaq National Market for the two most recent fiscal years.

                          HIGH            LOW
                          ----            ---
Fiscal 1997

  1st Quarter            $7.13          $4.75
  2nd Quarter             7.00           4.88
  3rd Quarter             5.98           4.38
  4th Quarter             7.94           5.75

Fiscal 1998

  1st Quarter            $7.13          $4.13
  2nd Quarter             4.88           3.75
  3rd Quarter             3.94           1.63
  4th Quarter             3.56           2.13


    The closing price of the Company's Common Stock on November 30, 1998, as reported by the Nasdaq National Market, was $4.88.

COMMON SHAREHOLDERS OF RECORD AND DIVIDENDS

    At November 30, 1998, there were approximately 187 shareholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent, excluding shareholders whose stock is held in nominee or street name by brokers. The Company has never paid dividends on its Common Stock, and its present policy is to retain earnings to finance its future operations.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


SELECTED CONSOLIDATED FINANCIAL DATA


-----------------------------------------------------------------------------------------------------------------------------
                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                   ----------------------------------------------------------
(in thousands, except per share data)                                1998         1997         1996        1995        1994
                                                                   --------     --------     --------    --------    --------
Consolidated Statement of Operations Data:
              Net sales                                            $ 45,957     $ 49,604     $ 71,089    $ 62,725    $ 40,251
              Gross profit                                         $ 12,962     $ 16,907     $ 31,724    $ 29,028    $ 17,578
              Research and development                             $ 15,908     $ 14,329     $ 16,653    $  8,893    $  6,078
              Selling, general and administrative                  $  9,573     $  9,247     $ 10,204    $ 10,562    $  7,035
              Income (loss) from operations                        $(12,519)    $ (6,669)    $  4,867    $  9,573    $  4,465
              Income (loss) before income taxes                    $(12,494)    $ (6,237)    $  4,487    $  9,221    $  3,361
              Net income (loss)                                    $(14,000)    $ (4,687)    $  2,743    $  9,753    $  3,224
              Net income (loss) per share - basic                  $  (2.29)    $  (0.78)    $   0.47    $   2.22    $   1.10
              Net income (loss) per share - diluted                $  (2.29)    $  (0.78)    $   0.45    $   2.05    $   0.87
              Shares used in per share calculation - basic            6,102        5,981        5,882       4,385       2,925
              Shares used in per share calculation - diluted          6,102        5,981        6,140       4,770       3,772

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     YEARS ENDED SEPTEMBER 30,
                                                                   ----------------------------------------------------------
(in thousands)                                                       1998         1997         1996         1995         1994
                                                                   --------     --------     --------     --------     --------
Consolidated Balance Sheet Data:
              Cash, cash equivalents and short-term investments    $  1,332     $  4,157     $ 11,985     $ 18,858     $  1,598
              Working capital (deficiency)                         $  8,306     $ 22,867     $ 26,851     $ 28,649     $ (1,257)
              Total assets                                         $ 30,770     $ 42,947     $ 45,852     $ 48,825     $ 14,676
              Long-term obligations                                    --       $    275     $     11     $    193     $    691
              Convertible subordinated debentures                      --           --           --           --       $  2,107
              Minority interest in subsidiary                          --           --           --           --       $  1,979
              Shareholders' equity (deficiency)                    $ 17,902     $ 31,522     $ 35,694     $ 32,300     $ (3,740)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  QUARTER ENDED
                                                                                -----------------------------------------------
(in thousands, except per share data)                                            SEP 30       JUNE 30     MARCH 31     DEC. 31
                                                                                --------     --------     --------     --------
Consolidated Statement of Operations Data: (unaudited)
1998
              Net sales                                                         $  8,179     $  8,776     $ 12,569     $ 16,433
              Gross profit                                                         1,466        1,569        3,680        6,248
              Loss from operations                                                (5,393)      (4,813)      (2,252)         (61)
              Income (loss) before income taxes                                   (5,463)      (4,837)      (2,208)          15
              Net income (loss)                                                   (6,963)      (4,837)      (2,208)           9
              Net income (loss) per share - basic                               $  (1.14)    $  (0.80)    $  (0.36)    $   --
              Net income (loss) per share - diluted                             $  (1.14)    $  (0.80)    $  (0.36)    $   --

1997
              Net sales                                                         $ 15,951     $ 13,380     $ 11,140     $  9,133
              Gross profit                                                         6,762        4,935        1,811        3,399
              Loss from operations                                                  (514)      (1,255)      (3,033)      (1,867)
              Loss before income taxes                                              (439)      (1,147)      (2,923)      (1,727)
              Net loss                                                              (351)        (849)      (2,192)      (1,295)
              Net loss per share - basic                                        $  (0.06)    $  (0.14)    $  (0.37)    $  (0.22)
              Net loss per share - diluted                                      $  (0.06)    $  (0.14)    $  (0.37)    $  (0.22)

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

    POTENTIAL MERGER. On November 25, 1998, the Company announced that it is in discussions with Steag Electronic Systems GmbH, a subsidiary of Steag AG (Essen, Germany), concerning a possible cash acquisition of the Company. The terms and conditions of an acquisition have not been finalized, but it is expected that an acquisition, if it occurs, will value the equity of AG Associates in excess of $30 million. Completion of a transaction will be subject to the negotiation of definitive documentation, board approval and obtaining required third party and government approvals. Consequently, there can be no assurance that an agreement between the two companies with respect to an acquisition will be reached or that a transaction will be completed. In addition, the Company has not yet made a determination as to whether any business combination would be in the best interests of its stockholders. It is the general policy of the Company not to comment upon or disclose preliminary negotiations regarding significant corporate transactions, and the Company intends to continue this policy in the future; therefore, no further announcement with regards to the proposed transaction will be made until and unless its terms have been finalized. A potential merger also involves a number of special risks, including the diversion of management's attention to the analysis and negotiation of the merger, employee, customer and marketplace uncertainty regarding the impact of the potential merger, and difficulty in presenting corporate image. These risk factors could have a material adverse effect on the Company's business, financial condition and results of operations.

    RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company derives substantially all of its revenue from a single line of rapid thermal processing products. The rapid thermal processing ("RTP") industry is subject to rapid technological change, and the Company and its competitors continuously seek to introduce new products that provide improved process results and manufacturing performance at prices acceptable to RTP customers. There can be no assurance that the Company can develop new products more quickly than its competitors or that the Company's products will have better price/performance characteristics than competitors' products. During the second and third quarters of fiscal 1998, the Company shipped beta units of its new Starfire 200mm and Starfire 300mm RTP systems, which are intended to provide RTP capabilities for the 0.18 and 0.25 micron line widths previously unavailable from the Company's products. Initial margins on the Starfire RTP systems are expected to be lower than current Heatpulse production systems, and the Starfire RTP systems may not achieve market acceptance or deliver anticipated reductions in customers' cost of ownership.

    SEMICONDUCTOR INDUSTRY VOLATILITY. The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. During fiscal 1998, the Company's business, financial condition and operating results were adversely impacted by a sudden downturn in the semiconductor equipment industry caused, in part, by economic instability in Asia. This recession has had an adverse effect on the Company's backlog. In addition, the Company's continuation of a high level of spending on its new products and competitive pressures will continue to affect the Company's overall profitability. The Company cannot predict industry cycles and their effect on the RTP market, rate of orders for the Company's products or the degree to which the Company's new products will achieve market acceptance. In particular, the semiconductor industry may experience a prolonged recession as a result of economic instability in Asia. For these reasons, the Company's, analysts' and investors' expectations with respect to the Company's new orders, net sales and operating results with respect to future quarters may not be met.

    FOREIGN OPERATIONS. The Company's foreign operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks and economic volatility. While the Company does not expect the introduction of the Euro currency to have a significant impact on the Company's revenues or results of operations, the Company is unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the affected regions.

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

    COMPETITION. The Company's ability to compete depends upon the Company's ability to develop new RTP product features that enhance uniformity and repeatability, improve process capability and flexibility and reduce cost of ownership. The Company's competitors, many of who have substantially greater resources than the Company (such as Applied Materials and Steag/AST), also seek to compete in these areas. In addition, the Company expects to see increased competition from batch furnace vendors as those companies increase functionality available in such machines. Applied Materials has made significant gains in the Company's market and had offered certain functionality the Company was not able to previously provide with its products, allowing Applied Materials to capture significant customers. Applied Materials and AST are significantly larger companies with greater resources than the Company. There are also larger Japanese and domestic companies that possess the technical resources to enter the RTP market.

    CLAIMS OF PATENT INFRINGEMENT. The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials filed a complaint against the Company and AST in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to RTP processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company has filed additional patent claims against Applied Materials in Delaware and San Jose, California, Case Nos. CA98-479 JJF (Delaware) and CV98-03044 RMW (San Jose). By stipulation of the parties, the trial on Applied Materials claims and the Company's counterclaims is set for July 13, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company has incurred increased legal expenses in fiscal 1998 and expects to incur further increased legal expenses in fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

    INVENTORY OBSOLESCENCE. Because the Company's industry is subject to rapid technological change, the Company has experienced, and expects to experience, obsolescence of certain of its products as the Company and its competitors introduce new products with improved price/performance characteristics. In particular, the Company discontinued its Heatpulse 4100 product line in the quarter ended March 31, 1997 and consequently wrote down $1.4 million of inventory in that quarter. During the quarter ended June 30, 1997, the Company, for the first time in its history, booked more orders for its Heatpulse 8800 product line than for its Heatpulse 8100 product line and this trend continued through the fourth quarter of fiscal 1998. To the extent sales of new products do not offset, or generate lower margins than, sales of older products, the Company's business, results of operation and financial condition would be materially adversely affected. In addition, the Company believes that the Heatpulse 8100 product line will ultimately become obsolete as acceptance of the Heatpulse 8800 and Starfire products increases.

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

YEAR 2000 DISCLOSURE

    A three-branch cross-functional project team has been established to address the three primary areas of concern for the Company; infrastructure, products and material suppliers. The Company has completed the initial assessment phase for the three primary areas. At present, the Company is in the process of fixing and testing non-compliant systems and products.

    READINESS. The Company identified and evaluated the internal hardware, software and manual systems for Year 2000 compliance. These items include, but are not limited to, Company software, network servers, desktop workstations, telephone and Internet communications, plant security, and manufacturing and testing equipment. Those items found to be non-compliant have been scheduled for upgrade or contingency planning. The Company utilizes standard industry software packages and hardware common to the semiconductor equipment industry. The Company's primary software system, Dataworks, will undergo an upgrade in the second quarter of fiscal 1999, which will bring that system to Year 2000 compliance.

    The Company has surveyed its supplier base. Based on the results of the survey, and a measure of supplier importance, the Company has identified all high-risk suppliers. Currently, the Company is performing in-depth audits of these suppliers and developing contingency plans where required. Suppliers have been ranked into one of the following four categories: 1) non-compliance by the supplier will cause the Company to stop shipment of its products; 2) non-compliance by the supplier will cause the Company to delay shipment of its products by one week or more; 3) non-compliance by the supplier will cause the Company to delay shipment of its products by less than one week; and 4) non-compliance by the supplier will have no effect on shipment of the Company's products. At this time, the Company does not anticipate any material disruption in its operations as a result of any failure by a critical supplier.

    The Company has completed an industry standard testing procedure for the primary products sold. Year 2000 repairs and remedial strategies, where required and where possible, have been available to the Company's customers starting November 1998. The Company uses Sematech's Year 2000 readiness standards and test scenarios, which include a minimum set of tests equipment manufacturers should perform in the evaluation of their products. The Company does not anticipate any material disruption in its operations as a result of any failure of Company's products to be in Year 2000 compliance.

    COST. At this time, the fiscal 1999 cost of repair is estimated to be less than $200,000 for materials and services. This estimate does not include labor applied to Year 2000 projects, though at this time no projects have been canceled or significantly delayed due to Year 2000 efforts within the Company. Costs incurred to this point have not exceeded $50,000, and most costs can be expected to occur in the second and third quarters of fiscal 1999. The next major expense will occur during the first quarter of 1999 when the Company's primary system (Dataworks) will be upgraded. The costs are being expensed each period as part of general and administrative expenses.

    RISK. The Company does not anticipate any material disruption in its operations as a result of any internal or external failures due to Year 2000. The Company is also evaluating the potential, as a worst-case scenario, the possibility of significantly disrupting a major customer's manufacture of semiconductor devices. Since the Company's products are integral to a much larger manufacturing process, any undiscovered problem could significantly disrupt processes for the Company's customers. The Company is determining the possible exposure to material delivery disruption by auditing, in detail, what it believes to be the 22 most critical suppliers. Even those suppliers that have a sufficient level of Year 2000 readiness could materially affect the Company's ability to ship product.

    CONTINGENCY PLANNING. The Company is preparing for minor delivery delays in both the receipt of materials and shipment of product due to transportation disruptions. At this time, it appears that the local utility providers will be able to function without significant disruption. The Company is also preparing plans to avoid the worst-case scenario of disrupting customer's manufacturing process. The Company is continuing to test its equipment using guidelines from specific key customers. The Company is also urging its customers to test equipment, using the Sematech standard tests, to determine the behavior of the system during all Year 2000 test dates. At present, the Company is offering information to its customers via written and oral communications. During the first quarter of fiscal 1999, the Company began publishing on the World Wide Web product specific bulletins addressing Year 2000 concerns. It is the Company's intent to educate its customers about the importance of continued Year 2000 testing within their manufacturing facilities in a manner closely approximating actual usage. To address possible supplier disruption, the Company will calculate safety stock levels for critical material that could allow the Company to continue to ship product without materially impacting revenue. In the first half of 1999, the Company will access the safety stock levels based on the most current backlog and revenue outlook available.

RESULTS OF OPERATIONS

    The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated.

                                                   YEARS ENDED SEPTEMBER 30,
                                              ------------------------------------
                                                1998*         1997*         1996*
                                              --------      --------      --------
Net sales                                          100%          100%          100%
Cost of sales                                       72            66            55
                                              --------      --------      --------
   Gross profit                                     28            34            45
                                              --------      --------      --------
Operating expenses:
   Research and development                         35            29            23
   Selling, general and administrative              21            19            14
                                              --------      --------      --------
          Total operating expenses                  55            48            37
                                              --------      --------      --------
Income (loss) from operations                      (27)          (13)            7
   Other income (expense), net                    --               1             1
   Equity in loss of unconsolidated
      subsidiary                                  --            --              (2)
                                              --------      --------      --------
Income (loss) before income taxes                  (27)          (12)            6
Provision (benefit) for income taxes                (3)           (3)            2

                                              ========      ========      ========
Net income (loss)                                  (30%)          (9%)           4%
                                              ========      ========      ========

    *   Percentages may not total 100% due to rounding

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

    Net sales decreased to $46.0 million in fiscal 1998 from $49.6 million in fiscal 1997, a decrease of 7%. Substantially all net sales were derived from RTP operations for both periods. The sales decline in the current fiscal year was primarily due to the decrease in unit sales of the Company's Heatpulse products, as reflected in a decrease in sales to Intel, the Company's largest customer in fiscal 1998 and 1997, which accounted for $6.5 million of the Company's net sales in fiscal 1998 compared to $12.0 million in fiscal 1997. The sales decline reflects the impact of the industry-wide recession, the negative effects of which were first experienced by the Company in the second quarter of fiscal 1998.

    Sales to distributors were $20.9 million in fiscal 1998 compared to $9.8 million in the prior fiscal year. The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon, and those in Europe and Korea are through Metron. Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are partially offset by reduced warranty, selling and marketing expenses. In fiscal 1998, Canon represented 32% of net sales, compared to 12% of net sales in fiscal 1997, and Metron represented 13% of net sales, compared to 8% of net sales in fiscal 1997. International sales for the Company increased to $24.6 million in the current fiscal year from $15.6 million in fiscal 1997, an increase of 58 percent. The increase in international sales and sales to distributors was primarily due higher sales in Japan and Europe and lower sales domestically. Domestic sales for the Company decreased to $21.4 million in the current fiscal year from $34.0 million in fiscal 1997. The decrease in domestic sales is primarily due lower sales to Intel and Micron. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1999. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the impact of the economic instability in Asia, the timing of orders and the relative strength of domestic sales. International sales are typically denominated in United States dollars. *Because sales of the Company's products are denominated in United States dollars, fluctuations in the value of the dollar could increase or decrease the prices in local currencies of the Company's products in foreign markets and make the Company's products relatively more or less expensive than competitors' products that are denominated in local currencies. Inflation has not had a material impact on the Company's net sales or results of operations.

    The Company's end-user customers include most of the leading semiconductor manufacturers worldwide. For the year ended September 30, 1998, Intel accounted for 14% of total net sales and Micron accounted for 7% of total net sales. For the year ended September 30, 1997, Intel accounted for 24% of total net sales and Micron accounted for 10% of total net sales. For the year ended September 30, 1996, Intel Corporation accounted for 20% of total net sales and NEC accounted for 17% of total net sales. No other end-user customer accounted for more than 10% of the total net sales for fiscal years ended September 30, 1998, 1997 and 1996. *The Company expects continued competition from competitors who have substantially greater resources than the Company, particularly in the sale of RTP systems designed for .18 and .25 micron applications and in 200mm and 300mm applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales. *The loss of any significant end-user customer, even if replaced by a different significant end-user customer, could have a material adverse effect on the Company's business, results of operations and financial condition.

    Gross profit decreased to $13.0 million in fiscal 1998 from $16.9 million in the prior fiscal year, a decrease of 23%, and gross profit for the fourth quarter of fiscal 1998 decreased to $1.5 million as compared to $6.8 million in the fourth quarter of fiscal 1997. Gross profit as a percentage of net sales declined to 28% in the current fiscal year from 34% in fiscal 1997. Gross profit decreased from fiscal 1997 to fiscal 1998 primarily because of decreases in unit selling prices resulting from an increase in sales through the distribution channel. Distributors are given a significant discount to the final price paid by the end-user customer, which is partially offset by reduced warranty expenses and other costs in operating expenses. Also contributing to the decrease in gross margin in fiscal 1998 as compared to fiscal 1997 was the decrease in unit shipments which caused the Company's fixed manufacturing costs to be spread over fewer units. *The Company expects gross margins to improve in the next two quarters as compared to the fourth quarter of fiscal 1998 as a result of multiple systems orders received. *However, this expected improvement is subject to significant risks including the degree to which orders and shipments are affected by the economic instability in Asia and other regions, the timely development and acceptance of new products, pricing, competition, and other risk factors discussed above under the heading "Factors That May Affect Future Results."

    Research and Development ("R&D") expenses increased to $15.9 million in the current fiscal year from $14.3 million in the prior fiscal year, an increase of 11%. As a percentage of net sales, R&D expenses increased to 35% in fiscal 1998 from

29% in fiscal 1997, reflecting the Company's commitment to bring new products to market and the decrease in net sales from fiscal 1997 to fiscal 1998. During fiscal 1998, the Company continued development on the Starfire .18 micron platform for 200mm and 300mm RTP products, which were announced in fiscal 1997. *The Company continues to believe that significant investment in R&D is required to remain competitive, particularly during the current semiconductor market slowdown and associated decrease in customers' capacity demands. * However, the Company expects R&D costs to decline in absolute dollars over the next two quarters as a result of a reduction in work force which took place in the fourth quarter of fiscal 1998. *The failure of the Company to timely develop new platforms, the failure of new platforms to meet customer expectations regarding performance and cost or the failure of new platforms to achieve market acceptance following product introduction would each have a material adverse effect on the Company's business, results of operations and financial condition. See "Factors That May Affect Future Results - Rapid Technological Change and Development Risks." All R&D costs are expensed as incurred.

    Selling, general and administrative ("SG&A") expenses increased to $9.6 million in fiscal 1998 from $9.2 million in fiscal 1997, an increase of 4%. As a percentage of net sales, SG&A expenses increased to 21% in fiscal 1998 from 19% in fiscal 1997, reflecting lower sales in the more recent period. The increase for the current fiscal year was due primarily to increased legal fees associated with the Applied Materials intellectual property litigation, as well as lower sales. *In fiscal 1999, SG&A spending in absolute dollars is expected to decrease as a result of a reduction in work force which took place in the fourth quarter of fiscal 1998; however, actual spending may fluctuate depending on, among other things, the level of net sales and the Applied Materials intellectual property litigation. See "Factors That May Affect Future Results - Claims of Patent Infringement." *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

    Other income (expense), net was $25,000 in fiscal 1998 and $432,000 in fiscal 1997, and decreased in fiscal 1998 primarily as a result of lower interest income earned on the Company's reduced cash and investment balances as well as increased interest expense on borrowings against the Company's line of credit. Other income also included commissions on quartz sales of $129,000 earned in fiscal 1998 and $134,000 in fiscal 1997.

    For fiscal 1998, the Company recorded an income tax provision of $1.5 million compared to an income tax benefit of $1.5 million in fiscal 1997. In fiscal 1998 and 1997, the effective income tax rate used to compute the Company's income tax benefit was lower than the federal statutory rate due both to an increase in the Company's valuation allowance as a result of management's estimate of deferred tax assets that were more likely than not to be recognized and other permanent items not deductible for tax purposes. In fiscal 1998, such valuation resulted in a negative effective tax rate.

    The Company's systems backlog (consisting of product scheduled for delivery within the next twelve months) as of September 30, 1998 was approximately $14.9 million, as compared to $14.6 million at September 30, 1997. The increase in backlog was a result of increased orders for new Starfire products, offset in part by decreases attributable to the effects on the worldwide semiconductor industry of the economic crisis in Asia. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in the delivery schedules and additions or cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. See "Factors That May Affect Future Results Semiconductor Industry Volatility."

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

    Sales to distributors were $9.8 million in fiscal 1997 compared to $27.0 million in the prior fiscal year. The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon, and those in Europe and Korea are through Metron. Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are largely offset by reduced selling and marketing expenses. In fiscal 1997, Canon represented 12% of net sales, compared to 24% of net sales in fiscal 1996, and Metron represented 8% of net sales, compared to 14% of net sales in fiscal 1996. The decrease in sales to distributors was primarily due the decline of the global semiconductor industry's order rate at the end of fiscal 1996 and the beginning of fiscal 1997. Domestic sales for the Company increased to $34.0 million in the current fiscal year from $32.5 million in fiscal 1996. The increase in domestic sales is primarily due to increased revenues from Micron. International sales for the Company decreased to $15.6 million in the current fiscal year from $38.6 million in fiscal 1996, a decrease of 60 percent. The decrease of international sales results from the decline of the global semiconductor industry's order rate at the end of fiscal 1996 and the beginning of fiscal 1997.

    The Company's end-user customers include most of the leading semiconductor manufacturers worldwide. For the year ended September 30, 1997, Intel accounted for 25% of total net sales and Micron accounted for 10% of total net sales. For the year ended September 30, 1996, Intel Corporation accounted for 20% of total net sales and NEC accounted for 17% of total net sales.

    Gross profit decreased to $16.9 million in fiscal 1997 from $31.7 million in the prior fiscal year, a decrease of 47%. However, gross profit for the fourth quarter of fiscal 1997 increased to $6.8 million as compared to $2.8 million in the fourth quarter of fiscal 1996. This increase reflects the global semiconductor industry's gradual recovery over the course of fiscal 1997. Gross profit decreased from fiscal 1996 to fiscal 1997 primarily as a result of decreased sales volume. Gross profit as a percentage of net sales declined to 34% in the current fiscal year from 45% in fiscal 1996. The reduced gross profit percentage resulted primarily from a decline in sales volume and a one-time charge in the second quarter for obsolete inventory related to the Heatpulse 4108 product.

    Research and Development ("R&D") expenses decreased to $14.3 million in the current fiscal year from $16.7 million in the prior fiscal year, a decrease of 14%. As a percentage of net sales, R&D expenses increased to 29% in fiscal 1997 from 23% in fiscal 1996, reflecting the Company's commitment to bring new products to market and the decrease in net sales from fiscal 1996 to fiscal 1997. During fiscal year 1997, the Company announced the Starfire .18 micron platform for 200mm and 300mm RTP products. All R&D costs are expensed as incurred.

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

    Equity in loss of unconsolidated subsidiary was $1.2 million for fiscal 1996. This represents the Company's share of the losses of AG Associates (Israel) Ltd. ("AG Israel") during fiscal 1996. In May 1995, a 51% interest in AG Israel was acquired by Clal Electronics Industries Ltd. ("Clal Electronics"), and from June 1, 1995 to November 1997, the Company retained a 49% interest in AG Israel. The Company has accounted for its investment on the equity method since June 1, 1995. Prior to that, AG Israel was accounted for as a wholly owned subsidiary of the Company and its results of operations were included in the consolidated financial statements of the Company. In November 1997, AG Israel completed a private placement of $13.0 million, in which the Company did not participate. The effect of this financing was to dilute the Company's voting interest to 28%. *Additional losses from AG Israel's operations will be recorded only to the extent of any future investments by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $1.3 million compared to $4.2 million as of September 30, 1997. The decrease of $2.9 million from fiscal 1997 to 1998 was primarily attributable to cash used in operations and capital expenditures, offset in part by short-term borrowings. Working capital decreased to $8.3 million at September 30, 1998 from $22.9 million at September 30, 1997. During fiscal 1998, the Company entered into a line of credit with a bank, which provides for borrowings of up to $12,000,000, limited to outstanding accounts receivable, as defined, which expires June 23, 2000. During the second half of fiscal 1998, the Company borrowed $5,469,000 under this line of credit. The borrowings are collateralized by primarily all of the Company's assets, bears interest at prime (8.25% at September 30, 1998) plus 1.0% per annum and are due June 23, 2000. The line of credit is subject to certain financial covenants. At September 30, 1998, the Company was in compliance with these covenants.

    The Company's operating activities used cash of $4.4 million during fiscal 1998. The net loss of $14.0 million, decreases in accounts payable of $2.8 million and accrued liabilities of $1.1 million, were offset by decreases in accounts receivable of $7.7 million, deferred income taxes of $2.7 million, and depreciation expense of $2.8 million. The decrease in accounts payable was primarily due to a decrease in fixed asset purchases and R&D spending in the fourth quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. The decrease in accrued liabilities was primarily due to a decrease in the warranty reserve for, resulting from the decrease in the number of units sold under warranty coverage, as well as reduced compensation related accruals reflecting lower headcount as of September 30, 1998 as compared to September 30, 1997. The decrease in accounts receivable was due to decreased sales in the fourth quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. The decrease in deferred income taxes was due primarily to an increase in the valuation allowance to reduce net deferred tax assets to an amount expected more likely than not to be recognized.

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

    Cash provided by (used in) investing activities was ($2.4) million in fiscal 1998, $4.9 million in fiscal 1997 and ($7.3) million in fiscal 1996. Capital expenditures of $4.1 million in fiscal 1998 were partially offset by maturities of short-term investments. Capital expenditures and purchases of short-term investments totaling $12.9 million were the principal uses of cash in investment activities in fiscal 1997 and were offset by maturities of short-term investments of $17.8 million. Capital expenditures, purchases of short-term investments and a required $1 million equity investment in AG Israel were the principal uses of cash in investment activities in fiscal 1996. Capital expenditures were approximately $4.1 million in fiscal 1998, $3.5 million in fiscal 1997 and $6.9 million in fiscal 1996. The Company leased capital equipment with a cost of $496,000 in fiscal 1997; the Company did not enter into any capital equipment lease agreements in fiscal 1998 or 1996. Capital expenditures in fiscal 1998 and 1997 were made primarily to support Starfire engineering and manufacturing requirements. Capital expenditures in fiscal 1996 were made primarily to support increased personnel levels and facilities upgrades. The Company relocated its entire operations from Sunnyvale, California to San Jose, California during October 1995. The cost of leasehold improvements for this relocation was $2.2 million. *The Company expects that capital expenditures will be approximately $4.0 million in fiscal 1999, principally to support facilities and new product development.

    Financing activities provided cash of $5.6 million in fiscal 1998, primarily from borrowings under the Company's line of credit and, to a lesser extent, the sale of common stock to employees, offset slightly by repayments on capital lease obligations. Financing activities provided cash of $239,000 in fiscal 1997 from the sale of common stock to employees, partially offset by repayments on capital lease obligations. Financing activities provided cash of $316,000 in fiscal 1996 primarily from the sale of common stock to employees and collections of employee notes receivable, partially offset repayments of capital lease obligations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company does not hold derivative financial instruments, and as all investments held at September 30, 1998 were purchased with a maturity of 90 days or less, the Company is not subject to significant interest rate risk on its investment portfolio.

    The Company's short-term borrowings against its line of credit bear interest at the bank's prime rate plus 1%. Because the interest rate is based on the bank's prime rate, which can fluctuate, the Company is subject to interest rate risk on this line of credit. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding this line of credit.

FOREIGN CURRENCY RATE RISK

    As nearly all of the Company's sales and expenses are denominated in U.S. dollars, the Company has experienced only insignificant foreign exchange gains and losses to date, and does not expect to incur significant such gains and losses in the next twelve months. The Company did not engage in foreign currency hedging activities during fiscal 1998.

    On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. While the Company does not expect the introduction of the euro currency to have a significant impact on the Company's revenues or results of operations, the Company is unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the effected regions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements as of September 30, 1998 and 1997 and for the Three Years in the period ended September 30, 1998 and Independent Auditors' Report follow. The pages of the Company's Consolidated Financial Statements are independently numbered from this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the current members of the Board, as well as Company's nominees for the Board, and certain information about them as of November 30, 1998 (including their terms of service), are set forth below:

Name of Director                                Age     Principal Occupation                  Director Since
----------------                                ---     --------------------                  --------------

Arnon Gat...................................    50      Chairman of the Board of Directors         1981
                                                        and Chief Executive Officer of the
                                                        Company

Anita Gat...................................    59      Vice President Administration,             1981
                                                        Director Corporate Communications
                                                        and Secretary of the Company

Norio Kuroda (1)............................    58      Managing Director and Group Chief          1995
                                                        Executive, Optical Products Group,
                                                        Canon Sales Co., Inc.

Cecil Parker (1)(2).........................    57      Managing General Partner, Cecil            1995
                                                        Parker Associates

Joseph Savarese (2).........................    60      Vice President Business                    1998
                                                        Development, Electroglas, Inc.

Name of Non-Director Executive Officer          Age     Title
----------------                                ---     -----

Julio L. Guardado...........................    43      President and Chief Operating
                                                        Officer

Robert Bogart...............................    52      Vice President Product Development

Kirk W. Johnson.............................    41      Vice President Finance and Chief
                                                        Financial Officer

Randhir Thakur..............................    35      Vice President Technology and R&D

----------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

    Arnon Gat co-founded the Company in October 1981. He has served as Chairman of the Board, Chief Executive Officer and a director of the Company since December 1981. From December 1981 to May 1994, he also served as Chief Financial Officer of the Company, and from May 1996 to December 1996, he served as Acting Chief Financial Officer of the Company. Prior to founding the Company, he was a consultant at Coherent, Inc., a developer of industrial and scientific laser technology. He holds a B.S. in electrical engineering from Israel Institute of Technology (Technion) and an M.S. and a Ph.D. in electrical engineering from Stanford University. While he was at Stanford, Dr. Gat was instrumental in beginning the research and development program for laser technology and its application to semiconductor technology. His research at Stanford is the basis of the Company's technology. A member of the American Physical Society, the Electromechanical Society and Metallurgic Society of the AIME, Dr. Gat has been widely published and holds several patents in rapid thermal processing of semiconductors. Dr. Gat is the spouse of Anita Gat.

    Anita Gat, a co-founder of the Company, has served as Secretary and a director of the Company since December 1981 and as Vice President Administration since October 1996. From January 1993 until October 1996 Ms. Gat served as Vice President Human Resources of the Company. She also served as Director of Corporate Communications of the Company from its formation to October 1996. Ms. Gat is the spouse of Arnon Gat. She attended the University of Arizona.

    Norio Kuroda has served as a director of the Company since May 1995. He has served in various capacities with Canon Sales Co., Inc. ("Canon") and its affiliates since 1964. Canon is the exclusive distributor for all Canon products such as copiers and cameras in Japan. Canon also imports and sells semiconductor capital equipment. Mr. Kuroda is currently Managing Director and Group Chief Executive Officer of Canon's Optical Products Group. From 1993 to February 1995, Mr. Kuroda served as Managing Director and Group Chief Executive Officer of Canon's BC Sales Group. Mr. Kuroda graduated from Tokyo University of Foreign Studies.

    Cecil Parker has served as a director of the Company since December 1995. He has been a Managing General Partner of Cecil Parker Associates, a consulting practice focused on high-tech clients, since February 1988. From December 1988 to May 1989, Mr. Parker served as Vice President of Human Resources of Sematech, the high-tech manufacturing consortium. He also served as Vice President of Human Resources at Compaq Computer Corporation from February 1983 to January 1988. Mr. Parker holds a B.A. in business administration from the University of Texas at Austin.

    Joseph Savarese has served as a director of the Company since March 1998. He has been Vice President, Business Development at Electroglas, Inc., a supplier of equipment and software to the semiconductor industry, since June 1994. Prior to joining Electroglas, Inc, Mr. Savarese was President of Assembly Technologies, a division of General Signal Corporation, a manufacturer serving the process control, electrical control and industrial technology industries, from 1989 to 1994. From 1986 to 1989, he was Chief Operating Officer of QualCorp, Inc., a test instrumentation manufacturer, and, from 1983 to 1986, he was Vice President, Operations for Forox Corporation, a manufacturer of precision photographic equipment. From 1968 to 1983, he was employed by Perkin-Elmer Corporation where he held various management positions, including Director of Engineering and Director of Microlithography systems. Mr. Savarese holds a B.S. in industrial engineering from New York University and an M.S. in electrical engineering from Polytechnic Institute of Brooklyn.

    Mr. Guardado joined the Company in July 1995 as its President and Chief Operating Officer. From July 1991 to July 1994, Mr. Guardado held the position of Vice President and General Manager of the Monitoring Systems Division of Nellcor, Inc., a medical instrumentation company. Before joining Nellcor, Mr. Guardado served as Vice President and General Manager of the Raster Products Division of CalComp, Inc., a leading supplier of computer graphics peripherals for CAD engineering applications from October 1990 to July 1991. He received a B.S. from the University of California Riverside in applied science/computer science and an M.B.A. from Claremont Graduate School.

    Mr. Bogart has served as Vice President Product Development of the Company since October 1996 and served as Vice President Programs of the Company from August 1996 to October 1996. From January 1996 to August 1996, Mr. Bogart served as Director, New Products of the Company. Prior to joining the Company, Mr. Bogart served as Principal of COSINE, a consulting practice that provided management and engineering services to a diverse array of clients, from 1993 to 1995. From 1988 to 1993, Mr. Bogart served as Vice President, Engineering of Laserscope, a manufacturer of medical electronic equipment. He holds a B.S. in electrical engineering from Carnegie Mellon University, an M.S. in electrical engineering from the University of Maryland and an M.S. in administration from George Washington University.

    Mr. Johnson as Vice President Finance and Chief Financial Officer of the Company since June 1997. Prior to joining the Company, Mr. Johnson served at Cypress Semiconductor Corporation, a semiconductor manufacturing company, from March 1988 to June 1997, most recently as Corporate Controller. Mr. Johnson holds a B.A. and an M.B.A. from Whittier College.

    Dr. Thakur has served as Vice President of Technology and R&D of the Company since January 1998. Before joining the Company, Dr. Thakur held positions as Process Engineer and Technology lead at Micron Technology, Inc., a semiconductor manufacturer, from December 1991 to December 1997. He holds a B.S. in electronics and communication engineering from Regional Engineering College, Kurukshetra, India, an M.S. in electrical engineering from the University of Saskatchewan, Canada, and a Ph.D. in electrical engineering from the University of Oklahoma.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock ("10% Shareholders"), to file with the Securities and Exchange Commission ("SEC") initial reports of ownership on a Form 3 and reports of changes in ownership of Common

Stock and other equity securities of the Company on a Form 4 or Form 5. Officers, directors and 10% Shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors, and 10% Shareholders were met during fiscal 1997.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF NAMED OFFICERS

    The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to the Company during fiscal 1998, fiscal 1997 and fiscal 1996 to the Named Officers. This information includes the dollar values of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. The Company does not grant SARs and has no long-term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE


                                                                                           Long-term
                                                                                          Compensation
                                                                                          ------------
                                                                                             Awards
                                                Annual Compensation                       ------------
                                              ----------------------                         Shares
                                                                          Other Annual     Underlying        All Other
                                    Fiscal      Salary         Bonus      Compensation       Options       Compensation
Name and Principal Position          Year        ($)          ($)(1)           ($)             (#)              ($)
-----------------------------------------------------------------------------------------------------------------------
Arnon Gat........................
Chairman of the Board of             1998     $215,569      $  14,333      $5,100(2)          50,000       $    785(3)
Directors and Chief Executive        1997      200,000         23,893       5,100(2)              --            522(3)
Officer                              1996      200,000         21,500       5,100(2)                            522(3)

Julio Guardado...................
President and Chief Operating        1998      189,604         72,518       5,100(2)          21,240            306(3)
Officer                              1997      175,000         24,953       5,100(2)              --            306(3)
                                     1996      206,141(5)      25,104       5,100(2)         125,000(4)         306(3)
Derek Tomlinson (8)..............
Vice President Sales and Marketing   1998      169,500         10,615       8,280(6)          25,200            198(3)
                                     1997      150,000         15,663       8,480(6)           4,743            188(3)
                                     1996      100,429         75,241       7,260(6)          18,800(4)         148(3)
Robert Bogart....................
Vice President Product Development   1998      159,750          9,505       5,100(2)          15,000            864(3)
                                     1997      153,101          5,400       5,100(2)          10,000            854(3)
                                     1996       87,522         11,333         785(2)          25,000(4)         549(3)
Kirk W. Johnson (7)..............
Vice President Finance and Chief     1998      152,599          8,082       5,100(2)              --            306(3)
Financial Officer                    1997       43,269             --       1,569(2)          60,000             94(3)
                                     1996           --             --          --                 --             --

----------

(1) Includes executive bonuses for services rendered during fiscal 1996 and executive and incentive bonuses for services rendered during fiscal 1997 and 1998 but that may have been paid in a different fiscal year. Profit sharing is paid quarterly to all employees with at least two months' service with the Company in the quarter, except that officers did not receive profit sharing during fiscal 1996, 1997 or fiscal 1998. The amount to be paid to each eligible employee equals 10% of the Company's pre-tax profit for the quarter divided by the number of eligible employees.
(2) Represents car allowance.
(3) Represents group term life insurance paid by the Company.
(4) Includes options granted earlier but repriced during fiscal 1996.
(5) Includes reimbursement of relocation expenses of $30,000 for Mr. Guardado.
(6) Includes a car allowance of $5,100, $5,100 and $5,100 and an office allowance of $3,180, $3,380 and $2,160 for fiscal 1998, fiscal 1997 and fiscal 1996 respectively.
(7) Mr. Johnson joined the Company in June 1997.
(8) Mr. Tomlinson resigned from the Company in October 1998.

    The following table sets forth information concerning option grants during the fiscal year ended September 30, 1998 to each of the Named Officers.


                          OPTION GRANTS IN FISCAL 1998

                                               Individual Grants
                           ------------------------------------------------------------
                                             % of Total                                    Potential Realizable Value
                              Number of        Options                                     at Assumed Annual Rates of
                               Shares        Granted to                                     Stock Price Appreciation
                             Underlying       Employees                                       for Option Term (3)
                           Options Granted    in Fiscal     Exercise Price   Expiration    --------------------------
                               (#)(1)          Year(2)       Per Share($)       Date          5%($)        10%($)
                           ---------------   ----------     --------------   ----------       -----        ------

Arnon Gat.............         50,000           14.6%            $6.60        11/24/02       $52,884      $153,153

Julio Guardado........         15,000            4.4              6.00        11/24/07        56,600       143,437
                                6,240            1.8              6.13        12/05/07        21,850        55,342

Derek Tomlinson (4)...         20,000            5.9              6.00        11/24/07        75,467       191,249
                                5,200            1.5              6.13        12/05/07        15,244        43,155

Robert Bogart.........         10,000            2.9              6.00        11/24/07        37,774        95,625
                                5,000            1.5              6.13        12/05/07        14,547        41,495

Kirk W. Johnson.......             --             --               --            --               --            --

----------

(1) Options granted in fiscal 1998 vest at the rate of 25% of the shares subject to the option annually from the date of grant. The exercise price was equal to the fair market value of the Common Stock on the date of grant. Under the terms of the option plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.
(2) Percent of total options granted to employees in fiscal year is based on a total of 341,612 options granted to employees during fiscal 1998.
(3) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future Common Stock prices. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock.
(9) Mr. Tomlinson resigned from the Company in October 1998.


    The following table sets forth the number of shares of Common Stock represented by outstanding stock options held by each of the Named Officers as of September 30, 1998 and the value of such options based on the closing price of the Company's Common Stock at fiscal year-end ($2.125).

                       FISCAL 1998 YEAR-END OPTION VALUES

                                                                                            Value of Securities
                             Shares                        Number of Shares                     Unexercised
                            Acquired                    Underlying Unexercised             In-the-Money Options
                               on         Value      Options at Fiscal Year-End(#)        at Fiscal Year-End ($)
Name                        Exercise     Realized    Exercisable     Unexercisable        Exercisable   Unexercisable
----                        --------     --------    -----------------------------        ---------------------------

Arnon Gat...............       --          --           22,710           50,000               $  --         $  --

Julio Guardado..........       --          --           87,500           58,740                  --            --

Derek Tomlinson (1).....      2,000      $ 6,700        42,272           35,721                  --            --

Robert Bogart...........       --          --           15,000           35,000                  --            --

Kirk W. Johnson.........       --          --           15,000           45,000                  --            --

----------

(1) Mr. Tomlinson resigned from the Company in October 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Since January 1998, the Compensation Committee of the Board of Directors has consisted of Messrs. Kuroda and Parker. In December 1997, the Compensation Committee of the Board of Directors consisted of Mr. Parker. From December 1995 to November 1997, the Compensation Committee of the Board of Directors consisted of Messrs. Moore and Parker. From May 1995 to December 1995, the Compensation Committee consisted of Messrs. Kuroda and Moore. None of Messrs. Kuroda, Parker or Moore has been, or is, an officer or an employee of the Company. Prior to that time the members of the Compensation Committee were Arnon Gat and Anita Gat, both of whom are executive officers of the Company. No past or current member of the Compensation Committee has ever had a relationship that would constitute an interlocking relationship with the Company and executive officers or directors of another entity.

EMPLOYMENT AGREEMENTS

    The Company has entered into an employment agreement with Mr. Guardado, dated July 20, 1995, which specifies that he will be paid a base salary of $14,585 per month (calculating to $175,000 annually) and will be eligible for a bonus of up to 45% of annual base salary based on the Company meeting performance goals to be agreed upon by Mr. Guardado with the Company's Chief Executive Officer prior to the beginning of each fiscal year. In addition, pursuant to the agreement, the Company has reimbursed Mr. Guardado $30,000 for his actual and reasonable expenses to relocate to the San Jose area. The Company and Mr. Guardado must each give the other six months' notice of termination of Mr. Guardado's employment. In addition to other fringe benefits offered to the Company's employees generally and pursuant to the terms of Mr. Guardado's employment agreement, in July 1995, Mr. Guardado was granted an option to purchase up to 100,000 shares of the Company's Common Stock under the 1993 Plan exercisable at $21.63 per share. In June 1996, this option grant was repriced and is now exercisable at $7.125 per share. In connection with Mr. Guardado's employment agreement, in August 1995, the Company advanced Mr. Guardado $60,000 pursuant to a promissory note that bears interest at the rate of 8.75% per annum. During fiscal 1996, Mr. Guardado paid down the note, and the note had a remaining balance of $25,655 plus accrued interest of $2,085 as of July 1997. In fiscal 1997, the Company extended the note until July 1998 and added a provision to the note specifying that all payments and interest due on the note would be canceled if Mr. Guardado is employed by the Company through July 1998. Accordingly, the note was canceled in fiscal 1998.

    In fiscal 1997, the executive officers of the Company each entered into an employment agreement with the Company that provides for one year of salary continuation and up to two years of option vesting following the closing of certain change of control transactions.

DIRECTORS' COMPENSATION

    One outside Director received $6,500 cash compensation in fiscal 1998 for serving as a member of the Company's Board of Directors. In addition, Directors are reimbursed for their expenses in attending meetings of the Board and of Committees of the Board. Outside Directors (directors who are not employed by the Company or any of its subsidiaries and who do not represent a corporate strategic partner of the Company) are eligible for automatic option grants under the 1994 Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides for the automatic grant of an option up to 5,000 shares when an individual first becomes an Outside Director. If the individual is still an Outside Director on each anniversary of the date he or she joined the Board, he or she is automatically granted an additional option for 1,000 shares. All options granted under the Directors Plan have an exercise price equal to the fair market value of the Company's common stock on the date of grant, become exercisable at a rate of 25% of the shares each year, and expire five years after the date of grant. During fiscal 1998, the following options were granted under the Directors Plan to Outside Directors of the Company: in December 1997, the Company granted an option to purchase 1,000 shares of Common Stock to Cecil Parker, and in April 1998, the Company granted an option to purchase 5,000 shares of Common Stock to Joseph Savarese. In addition, in April 1998, the Company granted options to purchase 5,000 shares of Common Stock to each Cecil Parker and Joseph Savarese from the 1993 Stock Option Plan. All other options currently held by directors were granted prior to the time the Directors Plan was adopted.

    The following options were held by the Company's directors as of September 30, 1998:


                                   Number of                                                            Termination
Name                                Shares      Exercise Price     Grant Date         Plan Type             Date
----                               ---------    --------------     ----------         ---------         -----------

Arnon Gat..................          18,750          $3.30          01/14/94         1993 Plan(1)         01/14/99
                                      3,960          $8.36          10/01/94         1993 Plan(2)         10/01/99
                                     50,000          $6.60          11/24/97         1993 Plan(3)         11/24/02

Anita Gat..................          18,750          $3.30          01/14/94         1993 Plan(1)         01/14/99
                                      2,319          $8.36          10/01/94         1993 Plan(2)         10/01/99
                                      6,900         $15.29          12/19/95         1993 Plan(3)         12/19/00
                                      7,800          $7.50          03/18/96         1993 Plan(3)         03/18/01
                                      5,164          $5.78          11/04/96         1993 Plan(3)         11/04/01
                                     10,000          $6.60          11/24/97         1993 Plan(3)         11/24/02
                                      5,100          $6.74          12/5/97          1993 Plan(3)         12/05/02

Cecil Parker...............           5,000         $16.71          12/06/95       Directors Plan(4)      12/06/00
                                      1,000          $6.38          01/27/97       Directors Plan(4)      01/27/02
                                      1,000          $5.56          12/8/97        Directors Plan(4)      12/08/02
                                      5,000          $3.94           4/3/98          1993 Plan(3)         04/03/03

Joseph Savarese............           5,000          $3.94           4/2/98        Directors Plan(4)      04/02/03
                                      5,000          $3.94           4/3/98          1993 Plan(3)         04/03/03

----------

(1) Granted under the Company's 1993 Stock Option Plan. These options vested as to 50% of the shares subject to the option on May 23, 1996 and at the rate of 25% of the shares subject to the option annually thereafter. Since these option holders also hold more than 10% of the Company's stock, the exercise price was equal to 110% of the fair market value of the Common Stock on the date of grant as required by applicable tax laws.
(2) Granted under the Company's 1993 Stock Option Plan. These options are 100% vested. Since these option holders also hold more than 10% of the Company's stock, the exercise price was equal to 110% of the fair market value of the Common Stock on the date of grant as required by applicable tax laws.
(3) Granted under the Company's 1993 Stock Option Plan. These five-year options vest as to 25% of the shares each year after the date of grant. Since these option holders also hold more than 10% of the Company's stock, the exercise price was equal to 110% of the fair market value of the Common Stock on the date of grant as required by applicable tax laws.
(4) Granted under the Directors Plan. These five-year options vest as to 25% of the shares each year after the date of grant.

REPORT OF THE COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors, comprised of two non-employee directors, determines and administers the Company's executive compensation policies and programs.

Compensation Policy

    The Company applies a consistent philosophy to compensation for all employees, including senior management. The premise of this philosophy is to pay for performance. The Committee's primary objectives in determining compensation policies are: (1) to maintain competitive, progressive programs to attract and retain key executive talent and foster teamwork and to motivate executive officers by appropriately rewarding such individuals for their achievements; and
(2) to provide incentives which focus executive efforts on short-term and long-term strategic goals for the Company by closely aligning their financial interests with shareholder interests. To attain these goals, the Committee has designed the Company's executive compensation program to include salary, an executive incentive plan, stock options and participation in benefit plans generally available to other employees.

    The Compensation Committee of the Board reviews base salary levels for officers annually. The Compensation Committee establishes the general compensation policy of the Company for all executive officers and sets specific salary and stock option levels.

    To arrive at total compensation, the Company's human resources department provides the Compensation Committee with market data from published surveys which track high technology companies. The Company's executive level positions, including the Chief Executive Officer ("CEO"), were matched to comparable survey positions and competitive market compensation levels to determine base salary, target incentives and target total cash compensation. A custom analysis of market stock option practices of select industry group companies was provided to the Compensation Committee. The analysis provided the database of companies constituting the industry group, an overview of market practices and option grants in equivalent shares for new hire and ongoing grants.

    The executive compensation survey data are reviewed with the CEO for each executive level position and, with respect to the CEO's compensation, are reviewed by the Board. The CEO's salary was based on competitive market conditions as described below.

Fiscal Year 1998 Executive Compensation

    The practice of the Company during fiscal 1998 has been to establish base salaries at the approximate median of comparative positions included in the executive compensation survey data. The foregoing information, along with the CEO's recommendations of base salary for fiscal 1998 for each executive officer, was presented to the Compensation Committee at the time salary levels were approved and again for particular executive officers at various times throughout the year when the executive officer was promoted or other changes in the officer's status were made. At that time, the Committee reviewed the recommendations outlined above and established a base salary level for the executive officer in question.

    The Committee believes that the compensation of the CEO and other executive officers should be influenced by the Company's overall performance. As a result, once base salary was determined, an additional portion of the compensation of each executive was contingent upon corporate and individual performance under the Company's bonus compensation plan for each officer. Under these plans, cash awards may be made to employees based upon the Company's overall performance measured by the Company's pre-tax income and based upon individual performance in achieving certain milestones set by the officer and the CEO (in the case of the CEO, set by the CEO and the Compensation Committee). Executive officer bonus distributions for fiscal 1998 have, together, totaled $148,499.

    Finally, the Committee believes that stock options play an important role in attracting and retaining qualified personnel because they provide personnel with a reward directly tied to increased stock values. Stock options are granted at fair market value to executive officers when they first join the Company. During fiscal 1998, an option was initially granted to one executive officer for the purchase in the aggregate of up to 50,000 shares of the Company's Common Stock. In individual cases, follow-on options are granted, again at fair market value on the date of grant, to executives after the initial options are partially or fully vested. Both initial and follow-on options are granted based upon the Committee's analysis of equity incentives offered to executives in equivalent positions by similar companies with whom the Company competes for available executive talent and, with respect to follow-on options, the CEO's determination of whether or not the executive officer's performance warrants an additional grant. Nine follow-on options were granted in fiscal 1998 to four executive officers and one former executive officer (who resigned in October 1998).

CEO Compensation

    The Committee applies the foregoing principles and policies in determining the compensation of the Chief Executive Officer, Dr. Arnon Gat. In determining Dr. Gat's base salary and bonus, the Committee examined compensation levels for other chief executive officers in high technology firms within and outside the industry.

    Dr. Gat received a salary of $215,569 during fiscal 1998, a time period in which the Company experienced a net loss of $14.0 million compared to a net loss of $4.7 million in fiscal 1997, and in which revenue decreased to $46.0 million from $49.6 million in the prior fiscal year. The Committee believes that, for the near term, increases in revenue and net earnings are the primary metrics for the Chief Executive Officer. Based on reports of compensation levels for chief executive officers in similar sized companies, the Committee set Dr. Gat's bonus target at 55% of his annual salary. During fiscal 1998, the Company did not meet Dr. Gat's bonus target for the combination of increases in revenue and net earnings due to the Company's low revenue levels and its net loss. Based on the Company's performance, the Committee approved the payment to Dr. Gat of a cash bonus for fiscal 1998 of $14,333, which equals 6.6% of his fiscal 1998 salary.

                                               COMPENSATION COMMITTEE
                                               Norio Kuroda
                                               Cecil Parker

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of November 30, 1998 with respect to the beneficial ownership of the Company's Common Stock by: (a) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (b) each director and nominee; (c) the Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 1998 (together, the "Named Officers"); and (d) all current officers and directors as a group. Unless otherwise noted, the address of each named beneficial owner is that of the Company.

Name and Address                                             Number of Shares     Percent of Beneficial
of Beneficial Owner                                               Owned                Ownership(1)
-------------------                                          ----------------     ---------------------

Arnon and Anita Gat (2).................................         1,135,155                 18.1%

Norio Kuroda (3)........................................           604,166                  9.7

Canon Sales Co., Inc. (3)...............................           604,166                  9.7

Nippon Typewriter Corporation (3).......................           604,166                  9.7

Investment Company of Bank Hapoalim (4).................           559,228                  9.0

Clal Electronics Industries Ltd. (5)....................           550,000                  8.9

Julio Guardado (6)......................................            92,810                  1.5

Derek Tomlinson (7).....................................            47,704                  *

Robert Bogart (8).......................................            23,500                  *

Kirk W. Johnson (9).....................................            15,000                  *

Randhir Thakur (10).....................................            12,500                  *

Cecil Parker (11).......................................             2,750                  *

All current officers and directors
   as a group - 8 persons (12)..........................         1,887,631                 29.4%

----------

* Less than 1%

(1) Unless otherwise indicated below, the persons named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage of beneficial ownership is based on 6,202,743 shares of Common Stock outstanding as of November 30, 1998.

(2) Represents 937,153 shares of Common Stock held jointly by Arnon and Anita Gat, 62,500 shares held by Arnon Gat as Trustee of a trust benefiting Dr. Gat's son, 62,500 shares held by Anita Gat as trustee of a trust benefiting Dr. and Ms. Gat's minor daughter and 73,002 shares subject to options held by Dr. or Ms. Gat that are exercisable within 60 days after November 30, 1998. These shares are listed as beneficially owned by both Arnon and Anita Gat, who disclaim beneficial ownership to all shares other than those they hold jointly and, as to shares subject to unexercised options, those each such person has a right to purchase under his or her options. Does not include 550,000 shares held by Clal Electronics Industries Ltd. ("Clal Electronics") as to which Dr. and Ms. Gat may be deemed to share voting power due to the existence of certain voting agreements but as to which Dr. and Ms. Gat disclaim beneficial ownership. See "Certain Relationships and Related Transactions -- Agreements with Clal Electronics," below. Dr. Gat is Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ms. Gat is Vice President Administration, Secretary and a director of the Company.

(3) Represents 487,962 shares held by Canon and 116,204 shares held by Nippon Typewriter Corporation, a subsidiary of Canon. These shares are listed as beneficially owned by both Canon (for which Norio Kuroda serves as Managing Director and Group Chief Executive Officer of the Optical Products Group) and by Nippon Typewriter Corporation. Mr. Kuroda is a director of the Company. He disclaims beneficial ownership of these shares. The address for Mr. Kuroda and Canon is 11-28, Mita 3-Chome, Minato-Ku, Tokyo 109, Japan. The address for Nippon Typewriter Corporation is 11-12, Kyobashi 1-Chome, Chuo-Ku, Tokyo, Japan.

(4) Represents 559,228 shares held of record by this shareholder as of November 30, 1998. Does not include 550,000 shares held by Clal Electronics, as to which this shareholder may be deemed to share voting power due to the ownership by Bank Hapoalim B.M. ("Bank Hapoalim") of shares of affiliates of Clal Electronics but as to which this shareholder disclaims beneficial ownership. Bank

    Hapoalim has a partial ownership interest in Investment Company of Bank Hapoalim ("Hapoalim Investment Co."), and representatives of Bank Hapoalim serve on the Board of Directors of Hapoalim Investment Co. Accordingly, Bank Hapoalim may be deemed to beneficially own the shares of the Company's Common Stock owned by Hapoalim Investment Co. The address of Bank Hapoalim and Hapoalim Investment Co. is 3 Daniel Frisch St., Tel Aviv 64731, Israel.

(5) Does not include 1,010,155 shares (including shares issuable upon exercise of options that are exercisable within 60 days after November 30, 1998) held by Arnon Gat and Anita Gat, as to which this shareholder may be deemed to share voting power due to the existence of certain voting agreements, but as to which this shareholder disclaims beneficial ownership. See "Certain Relationships and Related Transactions -- Agreement with Clal Electronics" below. The address of Clal Electronics is Clal House 5 Druyanov St., Tel Aviv 63143, Israel.

(6) Represents 92,810 shares subject to options exercisable within 60 days after November 30, 1998. Mr. Guardado is President and Chief Operating Officer of the Company.

(7) Represents 5,432 shares held by Mr. Tomlinson and 42,272 shares subject to options exercisable within 60 days after November 30, 1997. Mr. Tomlinson , who was Vice President Sales and Marketing of the Company, resigned from the Company in October 1998.

(8) Represents 500 shares held by Mr. Bogart and 23,000 shares subject to options exercisable within 60 days after November 30, 1998. Mr. Bogart is Vice President Product Development of the Company.

(9) Represents 15,000 shares subject to options exercisable within 60 days after November 30, 1998. Mr. Johnson is the Company's Vice President Finance and Chief Financial Officer.

(10) Represents 12,500 shares subject to options exercisable within 60 days after November 30, 1998. Mr. Thakur is the Company's Vice President Technology and R&D.

(11) Represents 4,500 shares subject to options exercisable within 60 days after November 30, 1998. Mr. Parker is a director of the Company.

(12) Includes 263,084 shares subject to options exercisable within 60 days after November 30, 1998 (represented by the options listed in notes 2, 6, 7, 8, 9, 10 and 11).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See "Executive Compensation -- Directors' Compensation" above for a description of directors' compensation arrangements and "Executive Compensation -- Employment Agreements" above for a description of compensation-related agreements entered into by the Company with its officers.

    Other than these compensation arrangements, since October 1, 1996, there has not been, nor is there currently proposed, any transaction or series of transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% of the Company's Common Stock had or will have a direct or indirect material interest except for the transactions described below.

CANON SALES CO., INC. ("CANON")

    In July 1989, Canon, Appex Corporation and Nippon Typewriter Corporation (collectively, the "Purchasers") entered into Stock Purchase Agreements with the Company. Under the Stock Purchase Agreements, the Purchasers acquired approximately 799,999 shares of the Common Stock of the Company, or 37% of the then-outstanding shares of the Company's Common and Preferred Stock for an aggregate purchase price of approximately $3.8 million. In connection with such purchase, the Purchasers were granted incidental registration rights at the Purchasers' expense to include their shares in any registration of shares held by shareholders in an amount up to 37% of the shares registered. Subsequent to the purchase, Norio Kuroda's predecessor, who was then Managing Director of Canon, was elected to the Company's Board of Directors. Mr. Kuroda, Managing Director of Canon's Optical Product Group, now serves on the Company's Board of Directors, although there is no obligation on the Company's part to nominate a representative of Canon.

    In January 1994, the Company entered into an Improvements License Agreement with Canon under which the Company granted Canon a non-exclusive, non-transferable (except in a merger or sale of assets), royalty-free, fully paid license to use the Company's technology (a) to make modifications to rapid thermal processing ("RTP") systems purchased from the Company and to distribute such modified units in Japan under any separate distribution arrangement that may exist between the Company and Canon from time to time and (b) to manufacture prototypes of component parts of RTP systems but only if such parts are integrated into a system purchased from the Company. Title to the resulting modifications is held jointly by Canon and the Company without the right to sell or transfer rights in the same.

    In connection with the 1989 transactions described above, Canon entered into an agreement (renewed in 1994) to act as the Company's exclusive distributor in Japan. Sales to Canon amounted to $14.8 million under this arrangement in fiscal 1998.

AGREEMENTS WITH CLAL ELECTRONICS

    Pursuant to an agreement among the Company, Dr. Arnon Gat, the Company's Chairman of the Board, a director and a principal shareholder of the Company, Anita Gat, an executive officer, director and principal shareholder of the Company, AG Associates (Israel) Ltd, then a 49%-owned subsidiary of the Company ("AG Israel"), Rapro Technology Inc., a wholly owned subsidiary of the Company ("Rapro"), and Clal Electronics, Clal Electronics acquired approximately 544,000 shares (then 9.9%) of the Company's outstanding shares of Common Stock from existing shareholders. After May 15, 1998, Clal Electronics may increase its ownership in the Company up to 12% and, if its ownership exceeds 10%, it has the right to nominate a member for election to the Company's Board of Directors. In the interim, Clal Electronics has the right to nominate an observer to attend meetings of the Company's Board of Directors.

    Clal Electronics and its assignees have also been granted the right to require the Company to register the shares of the Company's Common Stock sold in 1995 to Clal Electronics with the Securities and Exchange Commission and to include such shares in any registration planned by the Company. These registration rights were granted in order to enable the holder of the shares to sell such shares in the public market and are exercisable at the expense of the holders of the shares to be registered.

AGREEMENTS BETWEEN AG ISRAEL AND THE COMPANY

    In March 1996, the Company and AGI, Inc., the wholly owned subsidiary of AG Israel, entered into a Transition Services Agreement whereby the Company provides certain services to AGI, Inc. These services include: (1) providing employment, operational and human resources services under the direction of AGI, Inc., utilizing, in all cases, records and procedures separate from those of the Company; (2) providing accounts payable services to AGI, Inc., and, at the request of AGI, Inc., collecting accounts receivable and paying accounts payable for AGI, Inc.; and (3) providing such other services as shall be agreed to by the parties. As consideration for these services, AGI, Inc. pays to the Company the incremental direct costs and out-of-pocket expenses derived directly from the provision of the services. During fiscal 1998, AGI Israel incurred expenses payable to the Company of $342,702 under the Transition Services Agreement. The Transition Services Agreement has an indefinite term, but either party may cancel any or all service or services provided pursuant to the Transition Services Agreement on 90-days prior notice. As of September 30, 1998, $91,000 was outstanding under the Transition Services Agreement by AG Israel.

The Company also subleases to AGI, Inc. 3,148 square feet of space that is part of the Company's principal executive office facility. The rental charge is $7,500 per month under the terms of a Sublease, dated, for reference purposes only, August 20, 1996, among the Company, AGI, Inc. and AG Israel as guarantor of AGI, Inc.'s obligations. The Sublease terminates on November 30, 1998, unless sooner terminated as provided in the Sublease, except that AGI, Inc. has the option through October 2001 to extend and renew the Sublease upon the same terms and conditions and at the same rental rate (as such may be adjusted) for consecutive one year additional terms. As of December 15, 1998, AGI, Inc. has not exercised it's option to extend, however, is anticipated that the extension will be finalized prior to December 31, 1998.

    In January 1997, the Company and AG Israel entered into a Technology Agreement whereby the Company granted to AG Israel a license to use new technology generated under the Company's next generation rapid thermal processing research and development program in return for AG Israel's obligation to pay the Company up to $2 million in royalties on AG Israel's sale of products incorporating certain of the Company's technology. No royalties were due under this Technology Agreement in fiscal 1998.

    During fiscal 1997, AG Israel completed a private placement of its ordinary shares in which the Company did not participate, reducing the Company fully diluted equity interest in AG Israel from approximately 45% to 25.2% and the Company's voting interest in AG Israel from 49% to 28%. At that time, the Company, Clal Electronics and AG Israel also modified certain additional existing agreements as follows:

(1) Fields of Use. During 1995 and until May 15, 2002, AG Israel and the Company had agreed to operate to the exclusion of the other in a defined "Field of Use." The Fields of Use for each of AG Israel and the Company were clarified during fiscal 1997 to make certain that both parties would be allowed to compete in certain chemical vapor deposition applications and that both parties could develop technology involving certain integrated circuit manufacturing processes. The effect of this clarification was to reduce the scope of both the Company's and AG Israel's exclusive Fields of Use and increase the number of markets and applications, including certain cluster tool applications, in which the Company and AG Israel can compete.

(2) Options on AG Israel Stock. A five-year option held by the Company to purchase the Clal Electronics' ownership interest in AG Israel at a specified price, and a right of the Company to require the sale of such interest to the Company if AG Israel should become inactive, were each terminated.

(3) AG Israel Corporate Governance. Certain 1995 agreements between Clal Electronics and the Company concerning the management, board representation and obligations to continue to fund AG Israel were terminated. In connection with AG Israel's 1997 closing of its new round of financing, Clal Electronics and AG Associates entered into an agreement with the new AG Israel investors concerning the corporate governance of AG Israel, replacing the 1995 corporate governance agreements. Under the new agreement, the Company is entitled to appoint up to two directors of AG Israel until its initial public offering. Dr. Gat serves as one of the directors.

(10) AG Israel Indemnities. During 1995, at the time Clal Electronics invested in AG Israel, the Company, Dr. Gat, and Rapro made certain warranties to, and promised to indemnify, AG Israel and Clal Electronics with respect to the status and condition of the technology that is currently jointly owned by AG Israel and the Company. During 1997, these warranties and indemnities were amended to release Dr. Gat from any obligation thereunder and to remove Clal Electronics as a beneficiary thereof, leaving the Company as the sole obligor thereunder and AG Israel as the sole beneficiary.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (1) Financial Statements: See Index to Financial Statements, page
                36.
            (2) Financial Statement Schedules: See Index to Financial Statement
                Schedules, page 36.
            (3) Exhibits: See Index to Exhibits, pages 37-38.

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on the 29th day of December, 1998.


                                AG ASSOCIATES, INC.


                                By:  /s/ Kirk W. Johnson
                                   ---------------------------------------------
                                Kirk W. Johnson, Vice President, Finance & Chief Financial Officer (Duly Authorized and
                                Principal Financial and Accounting Officer)

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

             Signatures                              Title                                     Date
             ----------                              -----                                     ----


      /s/ Arnon Gat, Ph.D.              Director, Chairman of the Board and               December 22, 1997
-------------------------------         Chief Executive Officer (Principal
          Arnon Gat, Ph.D.              Executive Officer)



       /s/ Kirk W. Johnson              Vice President, Finance & Chief Financial         December 22, 1997
-------------------------------         Officer (Principal Financial and Accounting
           Kirk W. Johnson              Officer)



         /s/ Anita Gat                  Director, Vice President Administration           December 22, 1997
-------------------------------         and Secretary
             Anita Gat


        /s/ Norio Kuroda                Director                                          December 22, 1997
-------------------------------
            Norio Kuroda


        /s/ Cecil Parker                Director                                          December 22, 1997
-------------------------------
            Cecil Parker

                               AG ASSOCIATES, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page(s) in
                                                                                                     Consolidated
                                                                                                       Financial
                                                                                                      Statements
                                                                                                     ------------
Independent Auditors' Report                                                                              F-1
Consolidated Balance Sheets - September 30, 1998 and 1997                                                 F-2
Consolidated Statements of Operations - Years Ended September 30, 1998, 1997 and 1996                     F-3
Consolidated Statements of Shareholders' Equity - Years Ended September 30, 1998, 1997 and 1996           F-4
Consolidated Statements of Cash Flows - Years Ended September 30, 1998, 1997 and 1996                     F-5
Notes to Consolidated Financial Statements                                                             F-6 - F-18


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                          Page
                                                                                                          ----
Report of Independent Auditors on Financial Statement Schedule                                             S-1
Schedule II: Valuation and Qualifying Accounts                                                             S-2

                               AG ASSOCIATES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                     SEPTEMBER 30, 1998 AND 1997 AND FOR THE
               THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1998
                        AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of AG Associates, Inc.:

We have audited the accompanying consolidated balance sheets of AG Associates, Inc. and its subsidiary (the Company) as of September 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AG Associates, Inc. and its subsidiary at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

San Jose, California
October 23, 1998

AG ASSOCIATES, INC.

CONSOLIDATED  BALANCE  SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    SEPTEMBER 30,
                                                                            -----------------------------
ASSETS                                                                         1998               1997
                                                                            ----------         ----------

Current assets:
  Cash and equivalents                                                      $    1,332         $    2,485
  Short-term investments                                                          --                1,672
  Receivables (net of allowances of $650 in 1998 and $903 in 1997)               5,681             13,415
  Inventories                                                                   11,843             11,676
  Income taxes refundable                                                        1,291              1,652
  Deferred income taxes                                                           --                2,221
  Prepaid expenses and other current assets                                      1,027                896
                                                                            ----------         ----------

           Total current assets                                                 21,174             34,017

Property and equipment, net                                                      9,596              8,493

Deferred income taxes                                                             --                  437
                                                                            ----------         ----------

Total assets                                                                $   30,770         $   42,947
                                                                            ==========         ==========


LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Short-term borrowings                                                     $    5,469         $     --
  Accounts payable                                                               3,506              6,272
  Accrued liabilities                                                            3,631              4,684
  Current portion of capital lease obligations                                     262                194
                                                                            ----------         ----------

           Total current liabilities                                            12,868             11,150

Capital lease obligations                                                         --                  275

Commitments and contingences (Notes 7, 13 and 14)

Shareholders' equity:
  Common stock, no par value: 25,000,000 shares authorized;
    shares outstanding: 1998 - 6,202,743; 1997 - 6,061,196                      36,509             36,139
  Net unrealized loss on short-term investments                                   --                  (10)
  Accumulated deficit                                                          (18,607)            (4,607)
                                                                            ----------         ----------

           Total shareholders' equity                                           17,902             31,522
                                                                            ----------         ----------

Total liabilities and shareholders' equity                                  $   30,770         $   42,947
                                                                            ==========         ==========


                See Notes to Consolidated Financial Statements.

AG ASSOCIATES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               Years Ended September 30,
                                                                    ------------------------------------------------
                                                                       1998               1997               1996
                                                                    ----------         ----------         ----------
Net sales (including sales to a shareholder/distributor of
   $14,848, $5,719 and $17,333)                                     $   45,957         $   49,604         $   71,089
Cost of sales                                                           32,995             32,697             39,365
                                                                    ----------         ----------         ----------

  Gross profit                                                          12,962             16,907             31,724
                                                                    ----------         ----------         ----------

Operating expenses:
  Research and development                                              15,908             14,329             16,653
  Selling, general and administrative                                    9,573              9,247             10,204
                                                                    ----------         ----------         ----------

     Total operating expenses                                           25,481             23,576             26,857
                                                                    ----------         ----------         ----------

Income (loss) from operations                                          (12,519)            (6,669)             4,867
                                                                    ----------         ----------         ----------

Other income and expense:
  Interest income                                                          100                377                708
  Interest expense                                                        (191)               (71)               (59)
  Equity in loss of unconsolidated subsidiary                             --                 --               (1,152)
  Other, net                                                               116                126                123
                                                                    ----------         ----------         ----------

Income (loss) before provision (benefit) for income taxes              (12,494)            (6,237)             4,487

Provision (benefit) for income taxes                                     1,506             (1,549)             1,744
                                                                    ----------         ----------         ----------

Net income (loss)                                                   $  (14,000)        $   (4,688)        $    2,743
                                                                    ==========         ==========         ==========

Basic net income (loss) per share                                   $    (2.29)        $    (0.78)        $     0.47
                                                                    ==========         ==========         ==========
Diluted net income (loss) per share                                 $    (2.29)        $    (0.78)        $     0.45
                                                                    ==========         ==========         ==========

Shares used in basic per share computations                              6,102              5,981              5,882
                                                                    ==========         ==========         ==========
Shares used in diluted per share computations                            6,102              5,981              6,140
                                                                    ==========         ==========         ==========


                See Notes to Consolidated Financial Statements.

AG ASSOCIATES, INC.

CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
(DOLLARS IN THOUSANDS)




                                                                                    Notes
                                                    Common Stock                 Receivable            Deferred
                                          -------------------------------           From                Stock
                                             Shares             Amount          Shareholders        Compensation
                                          ------------       ------------       ------------        ------------

BALANCES, October 1, 1995                    5,836,399       $     35,135       $        (92)       $        (81)

Common stock issued under
   employee stock purchase plan                 52,694                310               --                  --
Exercise of options                             54,410                195               --                  --
Amortization of deferred
   stock compensation                             --                 --                 --                    64
Net unrealized loss on
   short-term investments                         --                 --                 --                  --
Cancellation of notes receivable                  --                 --                   92                --
Net income                                        --                 --                 --                  --
                                          ------------       ------------       ------------        ------------

BALANCES, September 30, 1996                 5,943,503             35,640               --                   (17)

Common stock issued under
   employee stock purchase plan                 61,781                256               --                  --
Exercise of options                             55,912                243               --                  --
Amortization of deferred
   stock compensation                             --                 --                 --                    17
Net loss                                          --                 --                 --                  --
                                          ------------       ------------       ------------        ------------

BALANCES, September 30, 1997                 6,061,196             36,139               --                  --

Common stock issued under
   employee stock purchase plan                126,828                320               --                  --
Exercise of options                             14,719                 50               --                  --
Net unrealized gain on
   short-term investments                         --                 --                 --                  --
Net loss                                          --                 --                 --                  --
                                          ------------       ------------       ------------        ------------

BALANCES, September 30, 1998                 6,202,743       $     36,509       $       --          $       --
                                          ============       ============       ============        ============


                                             Net
                                        Unrealized
                                          Loss on             Retained
                                           Short-              Earnings            Total
                                            Term            (Accumulated        Shareholders'
                                         Investments          Deficit)             Equity
                                        ------------        ------------        ------------

BALANCES, October 1, 1995               $       --          $     (2,662)       $     32,300

Common stock issued under
   employee stock purchase plan                 --                  --                   310
Exercise of options                             --                  --                   195
Amortization of deferred
   stock compensation                           --                  --                    64
Net unrealized loss on
   short-term investments                        (10)               --                   (10)
Cancellation of notes receivable                --                  --                    92
Net income                                      --                 2,743               2,743
                                        ------------        ------------        ------------

BALANCES, September 30, 1996                     (10)                 81              35,694

Common stock issued under
   employee stock purchase plan                 --                  --                   256
Exercise of options                             --                  --                   243
Amortization of deferred
   stock compensation                           --                  --                    17
Net loss                                        --                (4,688)             (4,688)
                                        ------------        ------------        ------------

BALANCES, September 30, 1997                     (10)             (4,607)             31,522

Common stock issued under
   employee stock purchase plan                 --                  --                   320
Exercise of options                             --                  --                    50
Net unrealized gain on
   short-term investments                         10                --                    10
Net loss                                        --               (14,000)            (14,000)
                                        ------------        ------------        ------------

BALANCES, September 30, 1998            $       --          $    (18,607)       $     17,902
                                        ============        ============        ============


                See Notes to Consolidated Financial Statements.

AG ASSOCIATES, INC.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(IN THOUSANDS)


                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                  ------------------------------------------------
                                                                                     1998               1997               1996
                                                                                  ----------         ----------         ----------
Cash flows from operating activities:
  Net income (loss)                                                               $  (14,000)        $   (4,688)        $    2,743
  Reconciliation to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                      2,777              2,746              2,078
    Loss on disposal of fixed assets                                                     187                662               --
    Equity in loss of unconsolidated subsidiary                                         --                 --                1,152
    Deferred income taxes                                                              2,658                846                400
    Deferred stock compensation and stock issued for services rendered                  --                   17                 64
    Other                                                                               --                 --                   17
    Changes in assets and liabilities:
      Receivables                                                                      7,734             (4,855)             4,948
      Inventories                                                                       (167)                (8)            (3,274)
      Prepaid expenses and other current assets                                         (131)              (177)                94
      Accounts payable                                                                (2,766)             1,603             (2,372)
      Accrued liabilities                                                             (1,053)              (327)            (2,159)
      Customer advances                                                                 --                 (245)              (905)
      Income taxes payable/refundable                                                    361               (189)            (2,113)
                                                                                  ----------         ----------         ----------
           Net cash provided by (used in) operating activities                        (4,400)            (4,615)               673
                                                                                  ----------         ----------         ----------

Cash flows from investing activities:
  Purchases of short-term investments                                                   (513)            (9,474)            (3,199)
  Maturities of short-term investments                                                 2,195             17,791              3,800
  Investment in AG Israel                                                               --                 --               (1,000)
  Capital expenditures                                                                (4,067)            (3,452)            (6,852)
                                                                                  ----------         ----------         ----------

           Net cash provided by (used in) investing activities                        (2,385)             4,865             (7,251)
                                                                                  ----------         ----------         ----------

Cash flows from financing activities:
  Short-term borrowing                                                                 5,469               --                 --
  Repayments of capital lease obligations                                               (207)              (260)              (281)
  Sales of common stock                                                                  370                499                505
  Collection of notes receivable                                                        --                 --                   92
                                                                                  ----------         ----------         ----------

           Net cash provided by financing activities                                   5,632                239                316
                                                                                  ----------         ----------         ----------

Net increase (decrease) in cash and equivalents                                       (1,153)               489             (6,262)

Cash and equivalents at beginning of period                                            2,485              1,996              8,258
                                                                                  ----------         ----------         ----------

Cash and equivalents at end of period                                             $    1,332         $    2,485         $    1,996
                                                                                  ==========         ==========         ==========

Supplemental schedule of noncash investing and financing activities:
  Assets acquired under capital leases                                            $     --           $      496         $     --
                                                                                  ==========         ==========         ==========
  Exchange of equipment for services                                              $     --           $      257         $     --
                                                                                  ==========         ==========         ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                          $       77         $       71         $       50
                                                                                  ==========         ==========         ==========
  Cash paid (refunded) for income taxes                                           $   (1,519)        $   (2,096)        $    3,207
                                                                                  ==========         ==========         ==========


                See Notes to Consolidated Financial Statements.

AG ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

1.    ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

      ORGANIZATION - AG Associates, Inc. (the Company) was incorporated in California in October 1981. The Company designs, manufactures, markets and supports advanced single-wafer, rapid thermal processing (RTP) equipment used in the manufacture of integrated circuits. The Company's products, marketed under the Heatpulse(R) and Starfire(TM) names, utilize high intensity light to precisely heat a single silicon wafer which results in a chemical process needed to produce an integrated circuit. These products are manufactured at the Company's California location and sold primarily to semiconductor manufacturers through a direct sales force in the United States and through foreign distributors.

      CONSOLIDATION - The consolidated financial statements include the accounts of AG Associates, Inc. and its wholly owned subsidiary, Rapro Technology, Inc. (Rapro). All significant intercompany balances and transactions have been eliminated. The Company accounts for its minority interest in AG Israel using the equity method.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and short-term investments, as well as accounts receivable. The Company has placed the majority of its cash, cash equivalents and short-term investments with high-quality financial institutions.

      The Company sells its products primarily to large companies in the semiconductor industry. Credit risk is further mitigated by the Company's credit evaluation process. The Company does not require collateral or other security to support receivables. The Company maintains allowances for potential credit losses

      FINANCIAL STATEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Such estimates include the level of the allowance for potentially uncollectible receivables, inventory reserves for obsolete, slow moving or non-salable inventory, certain accruals and estimated costs for installation, warranty and other customer support obligations. Actual results could differ from these estimates.

      SIGNIFICANT RISKS AND UNCERTAINTIES - The Company participates in the dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent, products, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components, and the Company's ability to attract and retain employees necessary to support its growth.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of financial instruments have been determined by the Company, using available market information and valuation methodology considered to be appropriate. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair value amounts. The estimated fair value of the Company's financial instruments at September 30, 1998 and 1997 was not materially different from the values presented in the consolidated balance sheets.

      CASH EQUIVALENTS - Cash equivalents are highly liquid debt instruments acquired with a maturity of three months or less at date of purchase.

      SHORT-TERM INVESTMENTS - As of September 30, 1997, the Company has classified short-term corporate debt securities and adjustable rate preferred stock investments as "available for sale" securities, and the carrying value of these securities is fair market value, as determined by quoted market prices. Net unrealized gains and losses on these investments have been recorded as a separate component of shareholders' equity.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The Company reviews the levels of its inventories in light of current and forecasted demand to identify and provide reserves for obsolete, slow-moving, or non-salable inventory.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of three to five years. Equipment under capital lease and leasehold improvements are amortized over the shorter of there estimated useful lives or the lease term.

      STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation."

      REVENUE RECOGNITION - Sales are generally recognized upon shipment. Estimated costs for installation, warranty and other customer support obligations, which are considered insignificant, are accrued in the period that sales are recognized. Revenue related to services provided to customers outside the warranty period are generally recognized when the services are performed.

      RESEARCH AND DEVELOPMENT - All research and development costs are expensed as incurred. The Company's products include certain software applications. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of the technological feasibility of the software and/or development of the related hardware.

      INCOME TAXES - The Company provides for income taxes using the asset and liability approach defined by Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes."

      NET INCOME (LOSS) PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue stock were exercised or converted into common stock. Prior period amounts have been restated to reflect the adoption of SFAS 128. The Company has excluded stock options of 2,580 and 433,013 respectively from the computation of diluted earnings per share for 1998 and 1997 because such securities are anti-dilutive for these periods. See Note 8 for further information on stock options outstanding.

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                          -----------------------------------------------------
                                                                               1998                1997                1996
                                                                          -------------       -------------       -------------

      Net income (loss)                                                   $     (14,000)      $      (4,688)      $       2,743
                                                                          =============       =============       =============
      Shares used in basic per share computations (weighted  average
         shares outstanding)                                                      6,102               5,981               5,882
      Potential dilution from options                                              --                  --                   258
                                                                          -------------       -------------       -------------
      Shares used in diluted per share computations                               6,102               5,981               6,140
                                                                          =============       =============       =============

      Basic net income (loss) per share                                   $       (2.29)      $       (0.78)      $        0.47
                                                                          =============       =============       =============
      Diluted net income (loss) per share                                 $       (2.29)      $       (0.78)      $        0.45
                                                                          =============       =============       =============


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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999. Adoption of this statement will not have a material effect on the Company's financial position, results of operations or cash flows.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.    INVESTMENTS

      There were no short-term investments held at September 30, 1998. Short-term investments at September 30, 1997 consisted of (in thousands):

                                                                       GROSS            GROSS             FAIR
                                                    AMORTIZED       UNREALIZED        UNREALIZED         MARKET
1997                                                  COST             GAINS            LOSSES            VALUE
                                                  ------------     ------------      ------------      ------------

      Available-for-sale investments:
        Adjustable rate preferred stocks          $        500     $       --        $       --        $        500
        Corporate debt securities                        1,182             --                 (10)            1,172
                                                  ------------     ------------      ------------      ------------

                                                  $      1,682     $       --        $        (10)     $      1,672
                                                  ============     ============      ============      ============


      There were no material realized gains or losses for the years ended September 30, 1998 and 1997.

3.    INVENTORIES

      Inventories consist of (in thousands):

                                      SEPTEMBER 30,
                               -----------------------------
                                   1998             1997
                               ------------     ------------

      Raw materials            $      6,814     $      7,500
      Work-in-process                 5,029            4,176
                               ------------     ------------

                               $     11,843     $     11,676
                               ============     ============

      Inventories are shown net of reserves for obsolete, slow-moving, and non-salable inventory of $2,347,000 and $3,666,000 at September 30, 1998 and 1997, respectively.

4.    PROPERTY  AND  EQUIPMENT

      Property and equipment consist of (in thousands):

                                                                 SEPTEMBER 30,
                                                         -------------------------------
                                                             1998               1997
                                                         ------------       ------------

      Machinery and equipment                            $     13,392       $     10,289
      Furniture and fixtures                                      928                888
      Leasehold improvements                                    3,574              2,893
      Construction in progress                                    759              1,315
                                                         ------------       ------------

      Total                                                    18,653             15,385
      Accumulated depreciation and amortization                (9,057)            (6,892)
                                                         ------------       ------------

      Property and equipment, net                        $      9,596       $      8,493
                                                         ============       ============

5.    ACCRUED  LIABILITIES

      Accrued liabilities consist of (in thousands):

                                                SEPTEMBER 30,
                                         --------------------------
                                            1998            1997
                                         ----------      ----------

      Compensation and benefits          $    1,633      $    1,827
      Warranty reserve                          901           1,687
      Other                                   1,097           1,170
                                         ----------      ----------

                                         $    3,631      $    4,684
                                         ==========      ==========

6.    BORROWING ARRANGEMENTS

      The Company has a line of credit with a bank, which provides for borrowings of up to $12,000,000, limited to outstanding accounts receivable, as defined, which expires June 23, 2000. As of September 30, 1998, the Company had borrowed $5,469,000 under this line of credit. The borrowings are collateralized by primarily all of the Company's assets, bear interest at prime (8.25% at September 30, 1998) plus 1.0% per annum and are due June 23, 2000. The line of credit is subject to certain financial covenants including a minimum net worth covenant of $15,000,000. At September 30, 1998, the Company was in compliance with these covenants.

7.    LEASES

      Equipment with a cost and accumulated amortization of $496,000 and $234,000 at September 30, 1998, respectively, ($1.3 million and $818,000 at September 30, 1997) has been leased under capital leases. The Company is subject to certain financial covenants under the equipment lease including, a minimum net worth covenant of $15,000,000 and an adjusted minimum profit number.

      In 1995, the Company entered into a seven-year lease, with an option for a five-year extension, for a 115,000 square foot office and manufacturing facility, located in San Jose, California. An option to expand the San Jose facilities by approximately 38,000 was exercised by the Company effective in October 1998.

      Future minimum annual capital and operating lease commitments at September 30, 1998 are as follows (in thousands):

                                                                 OPERATING           CAPITAL
                                                                   LEASES             LEASES
                                                                 ---------          --------

      1999                                                       $   1,804          $    181
      2000                                                           1,916                99
      2001                                                           1,971                --
      2002                                                           2,000                --
      2003                                                             167                --
                                                                 ---------          --------

      Total minimum lease payments                               $   7,858          $    280
                                                                 =========
      Amount representing interest                                                       (18)
                                                                                    --------

      Present value of minimum lease payments                                       $    262
                                                                                    ========

      Rent expense for operating leases was approximately $1,280,000, $1,240,000 and $1,134,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

8.    SHAREHOLDERS' EQUITY

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

      Option activity under the Plans was as follows:

                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                                            NUMBER            EXERCISE PRICE
                                                                           OF SHARES             PER SHARE
                                                                        ------------          --------------

      Outstanding, October 1, 1995                                           718,977             $  10.70

      Granted (weighted average fair value of $3.19 per share)               868,363             $   8.87
      Exercised                                                              (54,410)            $   4.01
      Canceled                                                              (725,014)            $  13.85
                                                                        ------------

      Outstanding, September 30, 1996 (229,979 exercisable
        at a weighted average price of $6.44)                                807,916             $   6.31

      Granted (weighted average fair value of $2.43 per share)               385,680             $   6.09
      Exercised                                                              (55,912)            $   4.14
      Canceled                                                              (170,777)            $   6.59
                                                                        ------------

      Outstanding, September 30, 1997 (194,426 exercisable
        at a weighted average price of $5.91)                                966,907             $   6.31

      Granted (weighted average fair value of $2.85 per share)               341,612             $   5.24
      Exercised                                                              (14,719)            $   3.38
      Canceled                                                              (238,589)            $   6.29
                                                                        ------------

      Outstanding, September 30, 1998 (426,150 exercisable
        at a weighted average price of $6.08)                              1,055,211             $   6.00
                                                                        ============

      At September 30, 1998, 743,382 options were available for future grant.

      As of September 30, 1998, options to purchase 48,500 shares were outstanding to non-employees and directors (granted outside the directors stock option plan) at prices ranging from $3.60 to $16.71.

      In June 1996, the Company canceled options to purchase 495,439 shares of common stock exercisable at $7.38 to $33.19 per share and issued replacement options with an exercise price of $7.21 per share.

      In connection with certain grants of certain stock options to employees in fiscal 1994, the Company had recorded $230,000 for the difference between the deemed fair value for accounting purposes and the option price as determined by the Board at the date of grant. Of such amount, $102,000 related to option grants which had previously vested and accordingly were expensed in fiscal 1994; the remaining $128,000 was presented as a reduction of shareholders' equity was being amortized over the 48-month vesting period of the related stock options. Amortization of deferred stock compensation for 1997 and 1996 was $17,000 and $64,000, respectively.

      In November 1994, the Company reserved 50,000 shares for a directors stock option plan. Options to purchase 12,000 shares at prices ranging from $3.94 to $16.71 have been issued and are outstanding under this plan as of September 30, 1998.

      Additional information regarding options outstanding as of September 30, 1998 is as follows:

                                               OPTIONS OUTSTANDING
                                            -------------------------     OPTIONS EXERCISABLE
                                              WEIGHTED                   ----------------------
                                               AVERAGE       WEIGHTED                  WEIGHTED
                                              REMAINING       AVERAGE                   AVERAGE
         RANGE OF              NUMBER        CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
     EXERCISE PRICES        OUTSTANDING     LIFE (YEARS)       PRICE     EXERCISABLE     PRICE
     ----------------       -----------     ------------     --------    -----------   --------

     $1.750 - $5.250           347,370           7.19         $4.16        142,668       $3.83
     $5.310 - $7.000           327,729           7.57         $6.20         60,668       $6.23
          $7.125               238,882           6.89         $7.13        170,798       $7.13
     $7.130 - $25.790          141,230           7.48         $8.17         52,016       $8.66

                            -----------                                  ---------

     $1.750 - $25.790        1,055,211           7.28         $6.00        426,150       $6.08
                            ===========                                  =========

      EMPLOYEE STOCK PURCHASE PLAN - In November 1994, the Company reserved 250,000 shares for sale under the 1994 Employee Stock Purchase Plan, designed to qualify under Internal Revenue Code Section 423(b). Stock may be offered for purchase by employees at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to annual limitation. In fiscal 1998, 1997 and 1996, 126,828, 61,781 and 52,694 shares were issued at weighted average prices of $2.52, $4.15 and $5.87 under this Plan for net proceeds to the Company of $320,000, $243,000 and $310,000. The weighted average fair market value of the fiscal 1998, 1997 and 1996 awards was $1.86, $1.54 and $4.57 per share, respectively.

      ADDITIONAL STOCK PLAN INFORMATION - The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net income (loss) as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 4 years; risk-free interest rates, 5.51% in 1998, 6.14% in 1997 and 6.04% in 1996; volatility, 70% in 1998, 40% in
      1997 and 40% in 1996 and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments when the calculation will apply to all applicable stock options.

      The Company's pro forma information follows:


                                                                                   YEAR ENDED SEPTEMBER 30,
                                                                 ----------------------------------------------------------
                                                                     1998                   1997                   1996
                                                                 ------------           ------------           ------------
                                                                            (In thousands, except per share data)

      Net income (loss) - as reported                            $    (14,000)          $     (4,688)          $      2,743
                                                                 ============           ============           ============

      Net income (loss) - pro forma                              $    (14,621)          $     (5,097)          $      2,222
                                                                 ============           ============           ============

      Basic net income (loss) per share - as reported            $      (2.29)          $      (0.78)          $       0.47
                                                                 ============           ============           ============
      Diluted net income (loss) per share - as reported          $      (2.29)          $      (0.78)          $       0.45
                                                                 ============           ============           ============

      Basic net income (loss) per share - pro forma              $      (2.40)          $      (0.85)          $       0.38
                                                                 ============           ============           ============
      Diluted net income (loss) per share - pro forma            $      (2.40)          $      (0.85)          $       0.36
                                                                 ============           ============           ============

9.    INCOME TAXES

      Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

                                   YEARS ENDED SEPTEMBER 30,
                        ------------------------------------------------
                            1998               1997               1996
                        ----------         ----------         ----------

      Domestic          $  (12,494)        $   (6,237)        $    5,639
      Foreign                 --                 --               (1,152)
                        ----------         ----------         ----------

      Total             $  (12,494)        $   (6,237)        $    4,487
                        ==========         ==========         ==========


      The provision (benefit) for income taxes consists of (in thousands):

                                                               YEARS ENDED SEPTEMBER 30,
                                                    ----------------------------------------------
                                                       1998              1997              1996
                                                    ----------        ----------        ----------
      Federal:
        Current                                     $   (1,152)       $   (2,197)       $    1,253
        Deferred                                         1,922               772               334
                                                    ----------        ----------        ----------

                                                           770            (1,425)            1,587
      State:
        Current                                           --                (198)               91
        Deferred                                           736                74                66
                                                    ----------        ----------        ----------

      Provision (benefit) for income taxes          $    1,506        $   (1,549)       $    1,744
                                                    ==========        ==========        ==========

      A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows (in thousands):

                                                                            YEARS ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------
                                                                     1998              1997              1996
                                                                  ----------        ----------        ----------

      Tax at federal statutory rate                               $   (4,373)       $   (2,121)       $    1,570
      State taxes                                                       --                  (1)               87
      Foreign sales corporation benefit                                 --                --                (220)
      Foreign losses not deductible                                     --                --                 403
      Other                                                               58              (302)              (28)
      Deferred tax assets not recognized in current year               3,163              --                --
      Increase (decrease) in valuation allowance                       2,658               875               (68)
                                                                  ----------        ----------        ----------

      Provision (benefit) for income taxes                        $    1,506        $   (1,549)       $    1,744
                                                                  ==========        ==========        ==========

The components of the net deferred tax assets as of September 30 were as follows (in thousands):

                                                                         1998               1997
                                                                      ----------         ----------
      Deferred tax assets:
        Net operating loss carryforwards                              $    4,765         $     --
        Net operating loss and credit carryforwards of Rapro               1,408              1,408
        Credit carryforwards                                               2,240                861
        Reserves not currently deductible for tax purposes                 2,042              2,235
        Book depreciation over tax depreciation                              690                437
                                                                      ----------         ----------

      Gross deferred tax assets                                           11,145              4,941

      Valuation allowances:
        Rapro net operating loss and credit carryforwards                 (1,408)            (1,408)
        Other                                                             (9,737)              (875)
                                                                      ----------         ----------

      Net deferred tax assets                                         $     --           $    2,658
                                                                      ==========         ==========

      Realization of the tax benefit related to the Company's deferred tax assets is dependent upon the generation of future taxable income. Due to significant net losses incurred through September 30, 1998 and uncertainty surrounding the utilization of deferred tax assets, management reevaluated its deferred tax assets and has provided a full valuation allowance at September 30, 1998 of $9,737,000, which increased from $875,000 at September 30, 1997. The valuation allowance at September 30, 1998 and 1997 of $1,408,000 relates to amounts arising from Rapro's preacquisition carryforwards. These carryforwards expire in 2006.

      Net operating loss carryforwards for federal and state tax purposes available to offset future taxable income were $12,675,000 and $5,725,000, respectively, at September 30, 1998. The federal and state net operating loss carryforwards expire through 2018 and 2003, respectively. At September 30, 1998, the Company also had general business credits for federal and state tax purposes of $1,492,000 and $748,000, respectively, available to offset future taxable income. The federal credits expire through 2018 and the state credits have no expiration. The extent to which the loss and the credit carryforward can be used to offset taxable and tax liabilities, respectively, may be limited depending on the extent of ownership change with in any three-year period.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 15% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the Plan to date.

11.   SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

      The Company leased a facility during fiscal years 1996 from a shareholder. Rent expense related to this lease for 1996 was $72,000. The Company did not lease from this shareholder in 1998 or 1997.

      Sales and accounts receivable related to significant customers were:

                                                                           SALES AS A PERCENTAGE
                                               ACCOUNTS                      OF NET REVENUES
                                              RECEIVABLE                       YEARS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                       -----------------------    --------------------------------------
                                          1998         1997          1998          1997          1996
                                       ----------   ----------    ----------    ----------    ----------

      Distributor/shareholder              19%           *            32%           12%           25%
      Distributor                          15            *            13             *            14
      Intel                                11           15%           14            25            20
      Cypress Semiconductor                13            *             *             *             *
      Anadigics Inc.                       12            *             *             *             *
      Micron                                *           23             *            10             *
      Masca                                 *           10             *             *             *
      NEC                                   *            *             *             *            17


      *  Less than 10% of net revenues or accounts receivable

12.   GEOGRAPHIC AND CUSTOMER INFORMATION

      Information concerning the Company's operations by geographic area as of and for the three years ended September 30, 1998 follows (in thousands).

                                                      YEAR ENDED SEPTEMBER 30,
                                            --------------------------------------------
                                               1998             1997             1996
                                            ----------       ----------       ----------
      Net sales:
        From the United States to:
          United States                     $   21,374       $   34,007       $   32,460
          Japan                                 14,848            5,719           19,263
          Europe                                 6,115            3,566           10,108
          Taiwan                                 1,452            2,785            7,044
          Other Far East countries               2,168            3,527            2,214
                                            ----------       ----------       ----------

                                            $   45,957       $   49,604       $   71,089
                                            ==========       ==========       ==========

      Export revenues as a percentage of net sales were 53%, 31% and 54% in 1998, 1997 and 1996, respectively.

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

      Condensed summary financial information (unaudited) of AG Israel is as follows (in thousands):

      As of September 30:                          1998               1997               1996
                                                ----------         ----------         ----------
         Current assets                         $    7,643         $    7,961
         Total assets                               11,008             11,919
         Current liabilities                         2,302              5,407
         Noncurrent liabilities                      1,673              1,977

      For the year ended September 30:
         Net sales                              $    5,458         $      322         $    2,997
         Total expenses                              7,568              6,292              5,522
                                                ----------         ----------         ----------

         Net loss                               $   (2,110)        $   (5,970)        $   (2,525)
                                                ==========         ==========         ==========


14.   CONTINGENCIES

      The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials, Inc. ("Applied Materials") filed a complaint against the Company and AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid The Company has filed additional patent claims against Applied Materials in Delaware and San Jose, California, Case Nos. CA98-479 JJF (Delaware) and CV98-03044 RMW (San Jose). By stipulation of the parties, the trial on Applied Materials claims and the Company's counterclaims is set for July 13, 1999. Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. In particular, the Company has incurred increased legal expenses in fiscal 1998 and expects to incur further increased legal expenses in fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

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

15.   SUBSEQUENT EVENT

      Not applicable

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


We have audited the consolidated financial statements of AG Associates, Inc. as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998 and have issued our report thereon dated October 23, 1998; such financial statements and report are included in this 1998 Annual Report on Form 10-K. Our audits also included the financial statement schedule of AG Associates, Inc., listed in Item 14(a)2. Such financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Jose, California
October 23, 1998

                               AG ASSOCIATES, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                           Charged            Charged
                                           Balance at      to Costs           to Other                        Balance at
                                            Beginning        and             Accounts-                            End
            Description                     of Period      Expenses           Describe         Deductions     of Period
      -----------------------------        ----------     ----------         ----------        ----------     ----------

      ALLOWANCE FOR DOUBTFUL
           ACCOUNTS

      Year Ended September 30, 1998        $      903     $     (200)(2)     $    --           $     53       $     650

      Year Ended September 30, 1997               903           --                 --               --              903

      Year Ended September 30, 1996             1,456           --                 --               553(1)          903

      -----------------------------

      INVENTORY RESERVES

      Year Ended September 30, 1998        $    3,666     $     --           $     --          $  1,319(5)    $   2,347

      Year Ended September 30, 1997             3,289          2,377               --             2,000(5)        3,666

      Year Ended September 30, 1996             2,669          1,385               --               765(4)        3,289

      -----------------------------

      WARRANTY RESERVES

      Year Ended September 30, 1998        $    1,687     $    1,782         $     --          $  2,568(3)    $     901

      Year Ended September 30, 1997             2,440          2,710               --             3,463(3)        1,687

      Year Ended September 30, 1996             2,651          3,713               --             3,924(3)        2,440
      -----------------------------

(1) Represents writeoffs of uncollectible accounts
(2) Represents reversal of prior year accruals.
(3) Represents actual warranty expense incurred
(4) Represents write offs of inventories
(5) Represents scrap of obsolete parts and devaluation of inventory

                               AG ASSOCIATES, INC.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBITS
-------                             --------

3.01(1)        Registrant's Amended and Restated Articles of Incorporation
3.02(1)        Certificates of Amendment to Registrant's Articles of
               Incorporation
3.03(1)        Form of Registrant's Amended and Restated Articles of
               Incorporation filed upon closing of initial public offering
3.04(1)        Registrant's Amended and Restated Bylaws
4.01(1)        Form of Specimen Certificate for Registrant's Common Stock
10.01(1)(*)    Registrant's 1982 Stock Option Plan, as amended, and forms of related documents
10.02(2)(*)    Registrant's 1993 Stock Option Plan and related documents
10.03(1)(*)    Registrant's 1994 Directors Stock Option Plan and related
               documents
10.04(1)(*)    Registrant's 1994 Employee Stock Purchase Plan
10.05(1)       Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers
10.06(1)       Contract by and between Registrant, AG Associates (Israel)
               Limited and Investment Company of Bank of Hapoalim, Ltd. dated
               January 8, 1993, as amended
10.07(1)       Form of Convertible Debenture issued by Registrant to Investment
               Company of Bank Hapoalim on January 8, 1993 and February 21, 1993
10.08(1)       Security Agreement, dated January 8, 1993 by and between
               Registrant and Investment Company of Bank Hapoalim
10.09(1)       Investment Representation Letter, dated February 21, 1995, from
               Investment Company of Bank Hapoalim, Ltd. to Registrant
10.10(1)       Registration Rights Agreement, dated February 26, 1995, by and among Investment Company of Bank Hapoalim, Clal Electronics
               Industries, Ltd. and Registrant
10.11(1)       Voting Agreement, dated February 26, 1995, by and among
               Registrant, Investment Company of Bank Hapoalim, Arnon Gat and
               Anita Gat
10.12(1)       International Distributor Agreement, dated December 12, 1985, by and between AG Associates Foreign Sales, Inc. and Canon Sales
               Co., Inc as amended
10.13(1)       Stock Purchase Agreement, dated July 28, 1989, by and among
               Registrant, Canon Sales Co., Inc. and Nippon Typewriter
               Corporation
10.14(1)       Stock Purchase Agreement, dated August 30, 1989, by and between
               Registrant and Appex Corporation
10.15(1)       Technology Transfer and License Agreement by and between
               Registrant and Canon Sales Co., Inc. dated July 28, 1989, as amended
10.16(1)       Improvement License Agreement, dated March 14, 1994, by and between Registrant and Canon Sales Co., Inc.
10.17(1)       Purchase Agreement, dated June 23, 1993, by and between
               Registrant and Equipe
10.18(1)       Agreement, dated February 27, 1995, by and among, Registrant,
               Clal Electronics Industries Ltd., AG Associates (Israel) Ltd.,
               Arnon Gat, Anita Gat and Rapro Technology Inc.
10.19(1)       Amendments and PreClosing Agreement among the parties to the
               Agreement filed as Exhibit 10.26 to the Registration Statement, dated April 13, 1995, April 18, 1995, April 20, 1995, and April
               24, 1995, respectively
10.20(1)       Amendment to Convertible Debentures, dated April 25, 1995, between Investment Company of Bank Hapoalim and Registrant
10.21(3)       Lease Agreement, dated July 21, 1995, by and between Registrant and South Bay/Fortran, including amendment one, dated October 6,
               1995
10.22(3)(*)    Letter Agreement and Promissory Note with Julio L. Guardado, dated July 20, 1995

EXHIBIT
NUMBER         EXHIBITS (CONTINUED)
-------        --------------------


10.23(4)       Transition Services Agreement, dated as of March 25, 1996, by and between Registrant, AG Israel and AGI, Inc.
10.24(5)       Technology Agreement, dated January 28, 1997, by and between the
               Registrant and AG Israel and AGI, Inc.
10.25(5)       Amendment Agreement, dated August 7, 1997, by and between the
               Registrant and AG Israel and AGI, Inc.
10.26(5)       Clarification of Field of Use, dated August 7, 1997, by and between the Registrant and AG Israel and AGI, Inc.
10.27(5)       Shareholders Agreement, dated August 7, 1997, by and between the
               Registrant and AG Israel and AGI, Inc.
10.28(5)       Registration Rights Agreement, dated August 7, 1997, by and between the Registrant and AG Israel and AGI, Inc.
10.29(5)(*)    Form of Executive Employment Agreement with the Registrants
               Executive Officers
10.30(6)       Loan and Security Agreement, dated June 23, 1998, by and between
               Registrant and Silicon Valley Bank
10.31(7)       International Representative Agreement, dated September 13, 1996, by and between the Registrant and Silicon International, Hong
               Kong
10.32(7)       International Distributor Agreement, dated October 16, 1998, by and between the Registrant and Metron Technology, B.V.
10.33(7)       International Distributor Agreement, dated October 16, 1998, by and between the Registrant and Metron Technology, Hong Kong
10.34(7)       First Amendment to Security Agreement, dated December 18, 1998, by and between the Registrant and Heller Financial
23.01(7)       Consent of Deloitte & Touche LLP, Independent Auditors
27.01(7)       Financial Data Schedule (EDGAR only)


----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-90382) filed with and declared effective by the Securities and Exchange Commission on May 15, 1995.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-02360) filed with and declared effective by the Securities and Exchange Commission on March 14, 1996.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1995.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1996.
(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1998.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998.
(7)   Filed herewith
(*)   Management contract or compensatory plan or arrangement