Form 10-Q
period 1998-12-31
AG ASSOCIATES INC
filed 1999-02-11
CIK 942124

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

                For the quarterly period ended December 31, 1998

                                       or

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

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, no par value, was 6,202,993 at January 15, 1999.

                               AG ASSOCIATES, INC.


INDEX

                        Description                                  Page Number
-----------------------------------------------------------          -----------
Part I:    Financial Information

     Item 1:   Financial Statements

           Condensed Consolidated Statements of Operations
               for the Three Month Periods Ended December
               31, 1998 and 1997                                          3

           Condensed Consolidated Balance Sheets as of
               December 31, 1998 and September 30, 1998                   4

           Condensed Consolidated Statements of Cash Flows
               for the Three Month Periods Ended December
               31, 1998 and 1997                                          5

           Notes to Condensed Consolidated Financial
               Statements                                                 6

     Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of Operations             10

     Item 3:   Quantitative and Qualitative Disclosure
About Market Risk                                                        18

Part II:   Other Information

     Item 1:   Legal Proceedings                                         19

     Item 2:   Changes in Securities and Use of Proceeds                 20

     Item 3:   Defaults Upon Senior Securities                           20

     Item 4:   Submission of Matters to a Vote of Security
               Holders                                                   20

     Item 5:   Other Information                                         20

     Item 6:   Exhibits and Reports on Form 8-K                          21

Signature                                                                22

                               AG ASSOCIATES, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                          Three Months Ended
                                                             December 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
Net sales                                             $ 14,328         $ 16,433
Cost of sales                                            9,187           10,185
                                                      --------         --------
    Gross profit                                         5,141            6,248

Operating expenses:
    Research and development                             3,129            3,948
    Selling, general and administrative                  2,294            2,361
                                                      --------         --------
Total operating expenses                                 5,423            6,309
                                                      --------         --------
Loss from operations                                      (282)             (61)
    Interest (expense) income, net                        (158)              44
    Other income, net                                       71               32
                                                      --------         --------
Income (loss) before income taxes                         (369)              15
Provision for income taxes                                   0                6
                                                      --------         --------
Net income (loss)                                     $   (369)        $      9
                                                      ========         ========


Basic net income (loss) per share                     $  (0.06)        $   0.00
Diluted net income (loss) per share                   $  (0.06)        $   0.00

Shares used in basic per share calculation               6,203            6,066
Shares used in diluted per share calculation             6,203            6,132



See Notes to Condensed Consolidated Financial Statements

                               AG ASSOCIATES, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          December 31,     September 30,
                                                              1998             1998
                                                          ------------     -------------
                                                          (unaudited)          (*)
ASSETS

Current assets:
     Cash and equivalents                                   $  2,616         $  1,332
     Accounts receivable, net                                 12,007            5,681
     Inventories                                               9,164           11,843
     Income taxes refundable                                   1,291            1,291
     Prepaid expenses and other current assets                 1,094            1,027
                                                            --------         --------
        Total current assets                                  26,172           21,174

      Property and equipment, net                             10,185            9,596
                                                            --------         --------
           Total assets                                     $ 36,357         $ 30,770
                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                                  $  9,472         $  5,469
     Accounts payable                                          5,738            3,506
     Accrued liabilities                                       2,607            2,730
     Warranty reserves                                           727              901
     Current portion of capital lease obligations                278              262
                                                            --------         --------
        Total current liabilities                             18,822           12,868


Shareholders' equity
     Common stock                                             36,509           36,509
     Accumulated deficit                                     (18,974)         (18,607)
                                                            --------         --------
        Total shareholders' equity                            17,535           17,902
                                                            --------         --------
          Total liabilities and shareholders' equity        $ 36,357         $ 30,770
                                                            ========         ========

(*)  Derived from audited financial statements.


See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.


                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS - UNAUDITED)

                                                                           Three Months Ended
                                                                               December 31,
                                                                         -----------------------
                                                                          1998            1997
                                                                         -------         -------
Cash flows from operating activities:

     Net income (loss)                                                   $  (369)        $     9
     Reconciliation to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                        744             660
        Loss on disposal of assets                                            99              --
        Deferred tax assets                                                   --               6
        Changes in assets and liabilities:
           Accounts receivable                                            (6,326)          4,624
           Inventories                                                     2,679          (1,972)
           Prepaid expenses and other current assets                         (67)            (13)
           Accounts payable                                                2,233            (167)
           Accrued liabilities and warranty reserves                        (297)            220
           Income taxes payable                                               --              39
                                                                         -------         -------
              Net cash provided by (used in) operating activities         (1,304)          3,406

Cash flows from investing activities:
     Purchases of short-term investments                                      --            (309)
     Maturities of short-term investments                                     --             529
     Capital expenditures                                                 (1,431)         (1,173)
                                                                         -------         -------
              Net cash used in investing activities                       (1,431)           (953)

Cash flows from financing activities:
     Increase in short-term borrowings                                     4,003
     Repayment of capital lease obligations                                   16              --
     Proceeds from issuance of common stock                                   --               9
                                                                         -------         -------
              Net cash provided by financing activities                    4,019               9

                                                                         -------         -------
Net increase in cash and equivalents                                       1,284           2,462

Cash and equivalents at beginning of period                                1,332           2,485
                                                                         -------         -------
Cash and equivalents at end of period                                    $ 2,616         $ 4,947
                                                                         =======         =======

Supplemental disclosure of cash flow information
     Cash paid during the period for:
        Interest                                                         $   161         $    13
                                                                         =======         =======


See Notes to Condensed Consolidated Financial Statements.

                               AG ASSOCIATES, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998
(Unaudited)

NOTE 1 - Basis of Presentation

The financial statements have been prepared by AG Associates, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). While the quarterly financial information contained in this filing is unaudited, the financial statements presented reflect only normal recurring adjustments which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for all interim periods presented. The results for interim periods are not necessarily indicative of the results to be expected for the entire year. The information included in this report should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.


NOTE 2 - Net Income (Loss) Per Share Information


                                                                    Three months ended
                                                                       December 31,
                                                                  -----------------------
                                                                   1998            1997
                                                                  -------         -------
Net income (loss)                                                 $  (369)        $     9
                                                                  =======         =======

Shares used in calculation:

  Weighted average common shares outstanding used in
  Calculation of basic net income (loss) per share                  6,203           6,066

  Dilutive effect of stock options                                      0              66
                                                                  -------         -------

  Shares used in  calculation of diluted net income (loss)          6,203           6,132
  per share
                                                                  =======         =======

Basic net income (loss) per share                                 ($ 0.06)        $  0.00
                                                                  =======         =======

Diluted net income (loss) per share                               ($ 0.06)        $  0.00
                                                                  =======         =======


For the period ending December 31, 1998 the diluted net loss per share excludes common equivalents of 943,863 as such amounts are anti-dilutive. Options to purchase 747,716 shares of common stock at prices ranging from $5.75 to $16.82 were outstanding as of December 31, 1997 but not included in the calculation of diluted net income per share because the option's exercise price was greater than the average market price of the common shares for the period and would therefore, be anti-dilutive for purposes of the calculation.



NOTE 3 - Inventories

Inventories, valued at the lower of cost (first-in, first-out) or market, consist of:

                               AG ASSOCIATES, INC.


                                      (in thousands)
                                December 31,   September 30,
                                ------------   -------------
                                   1998            1998
                                ------------   -------------
          Raw materials           $ 6,190        $ 6,814
          Work-in-progress          2,974          5,029
                                  -------        -------

          Total                   $ 9,164        $11,843
                                  =======        =======


Inventories are shown net of reserves for obsolete, slow-moving and non-salable inventory of $2,427,000 and $2,347,000 at December 31, 1998 and September 30, 1998, respectively.


NOTE 4 - Borrowing Arrangements

The Company has a line of credit with a bank, which provides for borrowings of up to $12,000,000, limited to outstanding accounts receivable, as defined, which expires June 23, 2000. As of December 31, 1998 and September 30, 1998, the Company had borrowed $9,472,000 and $5,469,000 respectively, under this line of credit. The borrowings are collateralized by primarily all of the Company's assets, bear interest at prime (7.75% at December 31, 1998) plus 1.0% per annum and are due June 23, 2000. The line of credit is subject to certain financial covenants including a minimum net worth covenant of $15,000,000. At December 31, 1998, the Company was in compliance with these covenants.


NOTE 5 - Litigation

The Company is currently involved in an intellectual property litigation. On April 24, 1997, Applied Materials, Inc. ("Applied Materials") filed a complaint against the Company and AST Elektronik GmbH and AST Elektronik U.S.A. (collectively, "AST") in the United States District Court for the Northern District of California, San Jose Division, Case No. CV97-20375 RMW. Applied Materials subsequently amended its complaint. Applied Materials currently alleges that the Company's products infringe on four Applied Materials patents relating to Rapid Thermal Processing ("RTP") processes and heater head design and seeks a permanent injunction against infringement, an award of damages for infringement, treble damages for intentional and willful infringement, attorneys' fees and costs of suit. On July 23, 1997, the Company answered Applied Materials' complaint and counterclaimed for declaratory relief that the Company's products do not infringe the patents and that the patents are invalid. On October 3, 1997, the Company filed a counterclaim in the United States District Court for Northern California, San Jose Division against Applied Materials for infringement of one of the Company's RTP process patents. On October 27, 1997, Applied Materials answered the counterclaim by alleging that it does not infringe the Company's patent and that the patent is invalid. The Company has filed additional patent claims against Applied Materials in Delaware and San Jose, California, Case Nos. CA98-479 JJF (Delaware) and CV98-03044 RMW (San Jose). By stipulation of the parties, the trial on Applied Materials claims and the Company's counterclaims is set for July 13, 1999. *Management believes Applied Materials' claims are without merit and intends to defend the Company vigorously, and that the Company's claims against Applied Materials are meritorious. However, there can be no assurance that this litigation will be resolved in favor of the Company, and, in any event, litigation could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel from other tasks, whether or not such litigation is determined in favor of the Company. *In particular, the Company has incurred increased legal expenses in fiscal 1998 and expects to incur further increased legal expenses in fiscal 1999. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.

Although the Company has not received any claims or inquiries from third parties related to infringement of the Company's patents or intellectual property rights except as discussed above, there has been substantial litigation regarding patent and other intellectual property rights in the semiconductor industry. General Signal Corporation has made a claim against at least two manufacturers of cluster tools that have resulted in litigation to the effect that certain

                               AG ASSOCIATES, INC.


of their cluster tool technologies infringe on General Signal patents. In 1991, at the time that General Signal first raised patent claims in the cluster tool area, the Company joined with six major semiconductor process tool equipment manufacturers in forming an "Ad Hoc Committee for Defense against General Signal Cluster Tool Patents" (the "Ad Hoc Committee"). Based in part on an opinion of patent counsel, the members of the Ad Hoc Committee notified General Signal that the member companies were of the opinion that the General Signal patents were invalid based on (a) prior art, (b) inequitable conduct before the Patent & Trademark Office and (c) estoppel as a result of General Signal's activities in establishing standards for cluster tools and interfaces within the semiconductor industry. *The Company believes that the position taken by the Ad Hoc Committee remains valid. Previously, the Company approached General Signal to explore interest in licensing the same patents at issue in the General Signal litigation. The general conditions of the license discussed by General Signal were unacceptable to the Company. *Based upon a review of the subject patents, the Company believes that the subject patents are invalid or, if somehow found to be valid, that the Company's cluster tool technology does not infringe. Additionally, the Company has received an opinion of its patent counsel, to the same effect, as to certain of the patents. However, if such a claim were successfully enforced against the Company regarding the cluster tool technology transferred to AG Associates (Israel), Ltd., a company in which the Company holds a minority interest (`AG Israel'), the value of the Company's investment in AG Israel could diminish. The Company could also be adversely affected as a result of the Company's liability under an indemnity provision with AG Israel for any resulting royalties and other damages payable.

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


NOTE 6 - Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company's current fiscal year. For the three months ended December 31, 1998 and 1997, comprehensive income was the same as net income.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all annual and interim periods beginning after June 15, 1999. Adoption of this statement will not have a material effect on the Company's financial position, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not determined what effect this statement will have on the Company's financial position, results of operations or cash flows.

                               AG ASSOCIATES, INC.


NOTE 7 - Subsequent Event

On January 18, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with STEAG Electronic Systems GmbH ("STEAG") and MIG Acquisition Corporation, a wholly owned subsidiary of STEAG ("MIG Acquisition" or Purchaser"), which provides for the acquisition of the Company by STEAG through MIG Acquisition. The Merger Agreement has been approved by the Board of Directors of the Company. On January 22, 1999, pursuant to the Merger Agreement, Purchaser commenced a cash tender offer to purchase all of the outstanding shares of the Company's common stock, at $5.50 per share, in cash without interest. The cash tender offer currently is scheduled to expire at 12:00 midnight, New York City time, on February 19, 1999, but may be extended by MIG Acquisition. The offer is conditioned upon, among other things, the valid tender of at least 90% of the outstanding common stock of the Company and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Dr. Arnon Gat, his spouse and certain other shareholders holding in the aggregate approximately 45% of the outstanding common stock of the Company have contractually agreed, among other things, to tender their shares to MIG Acquisition. Following successful completion of the cash tender offer, MIG Acquisition will be merged with and into the Company and the Company will become a wholly owned subsidiary of STEAG.

The Company has granted an option to MIG Acquisition pursuant to which, if more than 80% but less than 90% of the outstanding shares of common stock are tendered to MIG Acquisition in the cash tender offer, MIG Acquisition may purchase new shares of common stock of the Company at $5.50 per share so that, following such purchase and the purchase of shares tendered in the offer, MIG Acquisition will own 90% of the then outstanding shares of common stock of the Company. If more than 50% but less than 90% of the outstanding shares of common stock are tendered to MIG Acquisition, MIG Acquisition may amend the cash tender offer to reduce the number of shares subject to the offer to 49.9% of the outstanding shares of common stock. In such event, following MIG Acquisition's purchase of 49.9% of the outstanding shares of common stock, the Company will call a shareholders' meeting to vote on the merger of MIG Acquisition with and into the Company.

Concurrently with entering into the Merger Agreement, the Company and STEAG agreed to an option (the "AGI Option"). If (a) STEAG shall purchase all the ordinary and preferred shares of AG Israel that are not owned by the Company,
(b) the merger of MIG Acquisition with and into the Company does not occur, and
(c) the Merger Agreement is terminated, then STEAG will have the right to purchase all but not less than all of the ordinary shares of AG Israel held by the Company (the "AGI Shares") for the aggregate purchase price of $5,404,770 (the "AGI Purchase Price"), and the Company will have the right to sell to STEAG all but not less than all of the AGI Shares, at the AGI Purchase Price, in either case on the terms set forth in the AGI Option.

Copies of the Merger Agreement and the AGI Option are filed as Exhibits to the
Schedule 14D-1 filed with the Securities and Exchange Commission by STEAG on January 22, 1999, with respect to the cash tender offer. Also, on January 22, 1999, the Company filed with the Securities and Exchange Commission on Schedule 14D-9 its recommendation to the Company's shareholders that the shareholders tender their shares of common stock of the Company to MIG Acquisition pursuant to the cash tender offer.

                              AG ASSOCIATES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth in this Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section labeled "Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, that may cause actual results to differ materially from those discussed in such forward-looking statements. The Company has identified with a preceding asterisk ("*") various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "future," "intends" and similar expressions are also intended to identify such forward-looking statements. In addition, the section labeled "Factors That May Affect Future Results," which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Factors That May Affect Future Results

The Company's business, financial condition and results of operations are subject to the following risks.

    RISK OF ACQUISITION. On January 19, 1999 STEAG Electronic Systems GmbH entered into a definitive agreement ("STEAG") to acquire all of the outstanding shares of AG Associates for $5.50 per share in cash.

According to the agreement, a wholly owned subsidiary of STEAG has commenced a cash tender offer for the outstanding shares of AG Associates common stock. Following the completion of the tender offer, STEAG intends to merge the existing subsidiary with and into AG Associates. AG Associates will then become a wholly owned subsidiary of STEAG.

AG Associates' Board of Directors has unanimously approved the acquisition and has resolved to recommend to the shareholders that they accept STEAG's tender offer and tender their shares. SoundView Technology Group has served as AG Associates' financial advisor in connection with this transaction and has delivered to the directors of AG Associates its opinion that, as of January 5, 1999, the consideration to be received by AG Associates' shareholders in the transaction is fair, from a financial point of view, to such persons.

Consummation of the acquisition is subject to customary conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. STEAG's obligation to purchase any shares of AG Associates common stock in the tender offer is subject to the valid tender of a number of shares which, when added to the shares owned by STEAG, represents at least 90 percent of the AG Associates common stock then outstanding. If more than 50 percent but less than 90 percent of the outstanding shares of AG Associates common stock are tendered to STEAG's subsidiary in the tender offer, then STEAG may reduce the number of shares subject to the tender offer to 49.9 percent of the outstanding shares of AG Associates common stock. AG Associates then would call a special meeting of shareholders to vote on the merger of STEAG's subsidiary with and into AG Associates. When the merger is effected, each share of AG Associates

                               AG ASSOCIATES, INC.


common stock not tendered in the tender offer will be converted into the right to receive $5.50 in cash. There can be no assurance that the tender offer or merger will be successful.

    RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company derives substantially all of its revenue from a single line of rapid thermal processing products. The rapid thermal processing ("RTP") industry is subject to rapid technological change, and the Company and its competitors continuously seek to introduce new products that provide improved process results and manufacturing performance at prices acceptable to RTP customers. There can be no assurance that the Company can develop new products more quickly than its competitors or that the Company's products will have better price/performance characteristics than competitors' products. During the first quarter of fiscal 1999, the Company shipped units of its new Starfire(R) 200mm and Starfire 300mm RTP systems, which are intended to provide RTP capabilities for the 0.18 and 0.25 micron line widths previously unavailable from the Company's products. Initial margins on the Starfire RTP systems are expected to be lower than current Heatpulse production systems, and the Starfire RTP systems may not achieve market acceptance or deliver anticipated reductions in customers' cost of ownership.

    SEMICONDUCTOR INDUSTRY VOLATILITY. The semiconductor industry has historically been cyclical and subject to unexpected periodic downturns associated with sudden changes in supply and demand. During fiscal 1998 and the first quarter of fiscal 1999, the Company's business, financial condition and operating results were adversely impacted by a sudden downturn in the semiconductor equipment industry caused, in part, by economic instability in Asia. This recession has had an adverse effect on the Company's backlog. In addition, the Company's continued spending on its new products, the level of utilization of it's manufacturing facility and competitive pressures will continue to affect the Company's overall profitability. The Company cannot predict industry cycles and their effect on the RTP market, rate of orders for the Company's products or the degree to which the Company's new products will achieve market acceptance. In particular, the semiconductor equipment industry may experience a prolonged recession as a result of economic instability in Asia. For these reasons, the Company's, analysts' and investors' expectations with respect to the Company's new orders, net sales and operating results with respect to future quarters may not be met.

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

                               AG ASSOCIATES, INC.


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

    INVENTORY OBSOLESCENCE. Because the Company's industry is subject to rapid technological change, the Company has experienced, and expects to experience, obsolescence of certain of its products as the Company and its competitors introduce new products with improved price/performance characteristics. During the quarter ended June 30, 1997, the Company, for the first time in its history, booked more orders for its Heatpulse 8800 product line than for its Heatpulse 8100 product line and this trend continued through the first quarter of fiscal 1999. To the extent sales of new products do not offset, or generate lower margins than, sales of older products, the Company's business, results of operation and financial condition would be materially adversely affected. In addition, the Company believes that the Heatpulse 8100 product line will ultimately become obsolete as acceptance of the Heatpulse 8800 and Starfire products increases.

    POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including the volume and timing of orders received, potential cancellation or rescheduling of orders, competitive pricing

                               AG ASSOCIATES, INC.


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

   READINESS. The Company identified and evaluated the internal hardware, software and manual systems for Year 2000 compliance. These items include, but are not limited to, Company software, network servers, desktop workstations, telephone and Internet communications, plant security, and manufacturing and testing equipment. Those items found to be non-compliant have been scheduled for upgrade or contingency planning. During the first quarter of fiscal 1999, the Company's telephone system, network server and Company software has been upgraded for Year 2000 compliance. The Company utilizes standard industry software packages and hardware common to the semiconductor equipment industry. The Company's primary software system, Dataworks, is undergoing an upgrade for Year 2000 compliance and expected to be complete by the second quarter of fiscal 1999.

    The Company has surveyed its supplier base. Based on the results of the survey, and a measure of supplier importance, the Company believes it has identified all high-risk suppliers. Currently, the Company is performing in-depth audits of these suppliers and developing contingency plans where required. Suppliers have been ranked into one of the following four categories:
1) non-compliance by the supplier will cause the Company to stop shipment of its products; 2) non-compliance by the supplier will cause the Company to delay shipment of its products by one week or more; 3) non-compliance by the supplier will cause the Company to delay shipment of its products by less than one week; and 4) non-compliance by the supplier will have no effect on shipment of the Company's products. At this time, the Company does not anticipate any material disruption in its operations as a result of any failure by a critical supplier.

   The Company has completed an industry standard testing procedure for the primary products sold. Year 2000 repairs and remedial strategies, where required and where possible, have been available to

                               AG ASSOCIATES, INC.


the Company's customers starting November 1998. Certain major customers have already purchased, installed and are testing Year 2000 repairs and strategies. The Company uses Sematech's Year 2000 readiness standards and test scenarios, which include a minimum set of tests equipment manufacturers should perform in the evaluation of their products. The Company does not anticipate any material disruption in its operations as a result of any failure of Company's products to be in Year 2000 compliance.

   COST. At this time, the fiscal 1999 cost of repair is estimated to be less than $200,000 for materials and services. This estimate does not include internal labor applied to Year 2000 projects, though at this time no projects have been canceled or significantly delayed due to Year 2000 efforts within the Company. Costs incurred to this point have not exceeded $50,000, and estimated costs of $200,000 can be expected to occur in the second and third quarters of fiscal 1999. The next major expense will occur during the second quarter of fiscal 1999 when the Company's primary system (Dataworks) will be upgraded. The costs are being expensed each period as part of general and administrative expenses.

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

   CONTINGENCY PLANNING. The Company is preparing for minor delivery delays in both the receipt of materials and shipment of product due to transportation disruptions. At this time, it appears that the local utility providers will be able to function without significant disruption. The Company is also preparing plans to avoid the worst-case scenario of disrupting customer's manufacturing process. The Company is continuing to test its equipment using guidelines from certain major customers. The Company is also urging its customers to test equipment, using the Sematech standard tests, to determine the behavior of the system during all Year 2000 test dates. At present, the Company is offering information to its customers via written, oral and electronic communications. During the first quarter of fiscal 1999, the Company began publishing on the World Wide Web product specific bulletins addressing Year 2000 concerns. It is the Company's intent to educate its customers about the importance of continued Year 2000 testing within their manufacturing facilities in a manner closely approximating actual usage. To address possible supplier disruption, the Company will calculate safety stock levels for critical material that could allow the Company to continue to ship product without materially impacting revenue. In the first half of 1999, the Company will access the safety stock levels based on the most current backlog and revenue outlook available.

Results of Operations

The following table sets forth items in the Company's Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                          Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                         1998              1997
                                                         ----              ----
Net sales                                                 100%              100%
Cost of Sales                                              64                62
                                                         ----              ----

                               AG ASSOCIATES, INC.


     Gross profit                                          36                38
Operating expenses:
     Research and development                              22                24
     Selling, general and administrative                   16                14
                                                         ----              ----
Total operating expenses                                   38                38
                                                         ----              ----
Income (loss) from operations                              (2)                *
     Interest income (expense), net                        (1)                *
     Other income, net                                      *                 *
     Income (loss) before income taxes                     (3)                *
Provision (benefit) for income taxes                        *                 *
                                                         ----              ----
Net income (loss)                                          (3)%               *%
                                                         ====              ====

        *less than 1%

Net Sales

Net sales for the three months ended December 31, 1998 (first quarter fiscal
1999) were $14.3 million compared to $16.4 million for the same period in fiscal 1998, representing a decrease of 13%. The decreases in sales were due primarily to the decrease in demand for the Company's spare parts and service. *The Company believes that this is a result of the decrease in utilization of the Company's installed base of systems and the overall cost reduction efforts by many of the Company's customers.

The Company utilizes distributors in certain geographic regions. All of the Company's sales in Japan are through Canon Sales Co., Inc. ("Canon"), and those in Europe, Singapore and Korea are through Metron Technology ("Metron"). Sales to distributors generally result in a lower gross profit, caused by lower selling prices, which are partially offset by reduced selling and marketing expenses. For the three month period ended December 31, 1998, Canon represented 44% of net sales and Metron represented 26% of net sales. For the same period in the prior fiscal year, Canon represented 28% of net sales and Metron represented 14% of net sales. International sales as a percentage of net sales increased for the three month period ended December 31, 1998 to 82% from 46% for the same period in the prior fiscal year. The increase in the percentage of the Company's net sales represented by Canon, Metron, and international customers is due to stronger business in Asia (for new and existing systems) and Europe. *Based upon the geographic locations of semiconductor manufacturers, the Company anticipates that international sales in general will continue to account for a significant portion of net sales in fiscal 1999. *However, international sales as a percentage of net sales will vary on a quarterly basis depending on the timing of orders and the relative strength of the Asian economies. See "Factors That May Affect Future Results - Potential Fluctuations in Operating Results."

One end-user customer through distribution represented 60% of net sales in the three months ended December 31, 1998. *The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. *The Company expects increasing competition from Applied Materials, a competitor who has substantially greater resources than the Company, particularly in the sale of rapid thermal processing ("RTP") systems designed for 0.25 micron line width applications and the emerging 0.18 micron line width applications. In addition, the Company has experienced, and continues to experience, competition from other RTP equipment suppliers. *These competitors' impact on future sales cannot be estimated. *As a result of competitive pressures, there can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel, reschedule or significantly reduce the volume of orders or, in the event orders are canceled, that such orders will be replaced by other sales. See "Factors That May Affect Future Results - Competition."

Gross Profit

                               AG ASSOCIATES, INC.


Gross profit for the three month period ended December 31, 1998 was $5.1 million compared to a gross profit of $6.2 million for the same period in fiscal 1998. Gross profit as a percentage of net sales for the three month period ended December 31, 1998 decreased to 36% from 38% for the same period in fiscal 1998. The decrease in gross margin was attributable to the increase in sales through distribution, which have a discount to the selling price and the reduction in spare part sales. *The Company expects increased sales through distribution, competition and market conditions to put downward pressure on gross margins in the second and third quarters of fiscal 1999, which would have an immediate adverse effect on the Company's business and results of operations.

Research and Development Expenses

Research and development ("R&D") expenses were $3.1 million for the three month period ended December 31, 1998, representing a decrease of $0.8 million (21%) when compared with the same period in fiscal 1998. As a percentage of net sales, R&D expenses decreased to 22% for the three months ended December 31, 1998 from 24% for the same period in the prior fiscal year, as a result of a reduction in work force which took place in the fourth quarter of fiscal 1998. *The Company continues to believe that significant investment in R&D is required to keep up with the demands of the RTP market and to remain competitive. See "Factors That May Affect Future Results - Rapid Technological Change and Development Risks."

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $2.3 million for the three month period ended December 31, 1998, representing a decrease of $0.1 million (3%) compared with the same period in fiscal 1998. As a percentage of net sales, SG&A spending increased to 16% for the three month period ending December 31, 1998, compared to 14% for the same period in fiscal 1998, as a result of lower sales in the current quarter and increased legal costs associated with the Applied Materials intellectual property litigation. *Through the remainder of the fiscal year, SG&A spending in absolute dollars is expected to remain in line with current levels; however, actual spending may fluctuate depending on, among other things, the level of net sales, the sales channel for the Company's products, that could result in higher representation commissions, and the Applied Materials intellectual property litigation. . See "Factors That May Affect Future Results - Claims of Patent Infringement." *As a percentage of net sales, SG&A spending may vary from quarter to quarter.

Interest (Expense) Income, Net

Interest (expense) income, net decreased to ($158,000) for the three month period ended December 31, 1998, from $44,000 in the same period in fiscal 1998, primarily due to the increased use of the credit line and lower interest income earned on the Company's cash and investments as a result of lower cash and investment balances.

Provision (Benefit) for Income Taxes

During the first quarter of fiscal 1999, the Company did not record any benefit for income taxes.

Realization of the tax benefit related to the Company's deferred tax assets is dependent upon the generation of future taxable income. Due to significant net losses incurred through December 31, 1998 and uncertainty surrounding the utilization of deferred tax assets, management has provided a full valuation allowance at December 31, 1998 of $11,145,000, which includes $1,408,000 relating to amounts arising from Rapro's (Rapro Technology, Inc., a research and development stage company that was acquired in 1992) preacquisition carryforwards. These carryforwards expire in 2006.

                               AG ASSOCIATES, INC.


Backlog

The Company's system backlog (consisting of systems scheduled for delivery within the next twelve months) as of December 31, 1998 was $10.2 million as compared to approximately $14.6 million at September 30, 1998 and $12.1 million at December 31, 1997. The decrease in backlog is attributable to the effects on the semiconductor industry by the economic crisis in Asia. The Company includes in its backlog customer purchase orders that have been accepted and to which shipment dates have been assigned within the next twelve months. All orders are subject to cancellation or delay with limited or no penalty. *Because of possible changes in delivery schedules and additions and cancellations of orders, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. *Given the decrease in backlog, the Company expects revenues for the second and third quarters of fiscal 1999 to be somewhat lower than revenues for the three months ended December 31, 1998; in addition, the Company expects its results of operations to yield a net loss. *In addition, there can be no assurance that the Company's net sales will not decline further or that the Company will not incur increasing net losses. See "Factors That May Affect Future Results - Semiconductor Industry Volatility."

Liquidity And Capital Resources

As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $2.6 million, compared to $1.3 million as of September 30, 1998. The increase of $1.3 million was primarily attributable to short-term borrowings under the Company's line of credit. Working capital decreased to $7.4 million at December 31, 1998 from $8.3 million at September 30, 1998.

The Company's operating activities used cash of $1.3 million during the three months ended December 31, 1998. An increase in accounts payable and a decrease in inventory were more than offset by a significant increase in accounts receivable. The increase in accounts receivable and the decrease in inventory was primarily due to shipping multiple new Starfire systems that have a significant increased cost and average selling price than the Heatpulse systems.

The Company's investing activities used cash of $1.4 million during the three month period ended December 31, 1998, due to capital expenditures of $1.4 million primarily for Starfire internal RTP systems. *The Company currently anticipates that its capital expenditures will be approximately $1.0 million for the remainder of fiscal 1999, principally to support new product development and manufacturing cost reductions. *However, the actual level of capital spending will be dependent on a variety of factors, including the Company's business requirements and general economic conditions.

Cash provided by financing activities was $4.0 million during the three months ended December 31, 1998, consisting of proceeds from short-term borrowings.

*The Company believes that current cash and short-term investment balances, together with existing sources of liquidity, will satisfy the Company's anticipated liquidity and working capital requirements through the next twelve months. *However, due to the Asian economic crisis, the uncertain nature of the semiconductor industry, competitive market conditions, the strong commitment to developing the Company's next-generation products, and the possible outcome of current litigation with Applied Materials, liquidity and working capital requirements are difficult to anticipate. *There can be no assurance that additional financing, when required, will be available, or if available, can be obtained on terms satisfactory to the Company.

                               AG ASSOCIATES, INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

    The Company does not hold derivative financial instruments, and as all investments held at December 31, 1998 were purchased with a maturity of 90 days or less, the Company is not subject to significant interest rate risk on its investment portfolio.

    The Company's short-term borrowings against its line of credit bear interest at the bank's prime rate plus 1%. Because the interest rate is based on the bank's prime rate, which can fluctuate, the Company is subject to interest rate risk on this line of credit. See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding this line of credit.

FOREIGN CURRENCY RATE RISK

   *As nearly all of the Company's sales and expenses are denominated in U.S. dollars, the Company has experienced only insignificant foreign exchange gains and losses to date, and does not expect to incur significant gains and losses in the next twelve months. The Company did not engage in foreign currency hedging activities during the first quarter fiscal 1999.

    On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") were scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. For three years after the introduction of the euro, the participating countries can perform financial transactions in either the euro or their original local currencies. This will result in a fixed exchange rate among the participating countries, whereas the euro (and the participating countries currencies in tandem) will continue to float freely against the U.S. dollar and other currencies of non-participating countries. *While the Company does not expect the introduction of the euro currency to have a significant impact on the Company's revenues or results of operations, the Company is unable to determine what effects, if any, the currency change in Europe will have on competition and competitive pricing in the effected regions.

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

        There has been substantial litigation regarding patent and other intellectual property rights in the semiconductor industry. General Signal Corporation has made a claim against at least two manufacturers of cluster tools that have resulted in litigation to the effect that certain of their cluster tool technologies infringe on General Signal patents. In 1991, at the time that General Signal first raised patent claims in the cluster tool area, the Company joined with six major semiconductor process tool equipment manufacturers in forming an "Ad Hoc Committee for Defense against General Signal Cluster Tool Patents" (the "Ad Hoc Committee"). Based in part on an opinion of patent counsel, the members of the Ad Hoc Committee notified General Signal that the member companies were of the opinion that the General Signal patents were invalid based on (a) prior art, (b) inequitable conduct before the Patent & Trademark Office and (c) estoppel as a result of General Signal's activities in establishing standards for cluster tools and interfaces within the semiconductor industry. The Company believes that the position taken by the Ad Hoc Committee remains valid. Previously, the Company approached General Signal to explore interest in licensing the same patents at issue in the General Signal litigation. The general conditions of the license discussed by General Signal were unacceptable to the Company. Based upon a review of the subject patents, the Company believes that the subject patents are invalid or, if somehow found to be valid, that the Company's cluster tool technology does not infringe. Additionally, the Company has received an opinion of its patent counsel, as to certain of the patents, to the same effect. However, if such a claim were successfully enforced

                               AG ASSOCIATES, INC.


against the Company regarding the cluster tool technology transferred to AG Israel, the value of the Company's investment in AG Israel could diminish. The Company could also be adversely affected as a result of the Company's liability under an indemnity provision with AG Israel for any resulting royalties and other damages payable.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

                              AG ASSOCIATES, INC.


Item 6. List of Exhibits

        Exhibit 2.01 Agreement and Plan of Merger, dated as of January 18, 1999, among the Company, Steag Electronic Systems GmbH ("Steag"), and MIG Acquisition Corporation ("Sub").(1)

        Exhibit 2.02 Stock Option Agreement, dated as of January 18, 1999, among the Company, Steag and Sub.(1)

        Exhibit 2.03 Voting Agreements, dated as of January 18, 1999, among Steag, Sub and the Company.(1)

        Exhibit 2.04 Common Stock Option, dated as of January 18, 1999, among Steag, Sub and the Company.(1)

        Exhibit 2.05 Option, dated as of January 18, 1999, among Steag, the Company and Morrison & Forester LLP.(1)

        Exhibit 27.01 Financial Data Schedule.

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Tender Offer Statement on Schedule 14D-1 of Steag, as filed by Steag and Sub with the Securities and Exchange Commission on January 22, 1999.

                               AG ASSOCIATES, INC.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AG Associates, Inc.
                                        (Registrant)



Dated:  February 9, 1999                By: /s/ KIRK JOHNSON
                                            -----------------------------------
                                            Kirk Johnson
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial officer)

                               AG ASSOCIATES, INC.


EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
-----------           -----------
Exhibit 2.01          Agreement and Plan of Merger, dated as of January 18,
                      1999, among the Company, Steag Electronic Systems GmbH
                      ("Steag"), and MIG Acquisition Corporation ("Sub").(1)

Exhibit 2.02 Stock Option Agreement, dated as of January 18, 1999, among the company, Steag and Sub.(1)

Exhibit 2.03          Voting Agreements, dated as of January 18, 1999, among
                      Steag, Sub and the Company.(1)

Exhibit 2.04          Common Stock Option, dated as of January 18, 1999, among
                      Steag, Sub and the Company.(1)

Exhibit 2.05          Option, dated as of January 18, 1999, among Steag, the
                      Company and Morrison & Forester LLP.(1)

Exhibit 27.01         Financial Data Schedule.

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Tender Offer Statement on Schedule 14D-1 of Steag, as filed by Steag and Sub with the Securities and Exchange Commission on January 22, 1999.



27                    Financial Data Schedule